Form 10-Q
period 2007-06-30
HELICOS BIOSCIENCES CORP
filed 2007-08-08
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                 .

Commission File Number 001-33484

HELICOS BIOSCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	05-0587367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square Building 700 Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 264-1800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:  ☐     No:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes:  ☐    No:  ☒

The registrant had 20,924,461 shares of common stock, $.001 par value per share, outstanding as of July 31, 2007.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

Table of Contents

		Page
Part I - Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets (unaudited) as of June 30, 2007 and December 31, 2006	3
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and June 30, 2006 and the period from May 9, 2003 (date of inception) through June 30, 2007	4
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2006 and the period from May 9, 2003 (date of inception) through June 30, 2007	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14
Part II - Other Information
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS

Current assets
Cash and cash equivalents	$64,281	$10,589
Short-term investments	—	795
Unbilled government grant receivable	143	159
Prepaid expenses and other current assets	538	502
Total current assets	64,962	12,045
Property and equipment, net	2,833	2,805
Restricted cash	450	450
Total assets	$68,245	$15,300

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,235	$1,469
Accrued expenses and other current liabilities	2,385	1,299
Current portion of long-term debt	893	608
Total current liabilities	4,513	3,376
Long-term debt, net of current portion	1,335	1,843
Redeemable convertible preferred stock warrants	—	204
Other long-term liabilities	403	455
Total liabilities	6,251	5,878
Redeemable convertible preferred stock: par value $0.001 per share; 5,000,000 and 59,314,030 shares authorized at June 30, 2007 and December 31, 2006, respectively; 0 and 43,686,122 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	46,761
Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity (deficit) Common stock: par value $0.001 per share; 120,000,000 and 100,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 20,923,721 and 2,051,269 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	21	2
Subscription receivable	—	(4)
Additional paid-in capital	135,644	1,772
Deficit accumulated during the development stage	(73,671)	(39,109)
Total stockholders’ equity (deficit)	61,994	(37,339)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$68,245	$15,300

The accompanying notes are an integral part of the interim consolidated financial statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

					Period from
					May 9, 2003
	Three months ended		Six months ended		(date of inception)
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	through June 30, 2007

Grant revenue	$143	$—	$235	$—	$394

Operating expenses
Research and development	5,298	2,884	10,683	5,485	37,670
General and administrative	3,310	1,556	6,561	2,590	20,065
Total operating expenses	8,608	4,440	17,244	8,075	57,735
Operating loss	(8,465)	(4,440)	(17,009)	(8,075)	(57,341)
Interest income	427	244	694	374	2,123
Interest expense	(34)	(12)	(107)	(12)	(313)
Net loss	(8,072)	(4,208)	(16,422)	(7,713)	(55,531)

Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	(18,140)	—	(18,140)

Net loss attributable to common stockholders	$(8,072)	$(4,208)	$(34,562)	$(7,713)	$(73,671)
Net loss attributable to common stockholders per share–basic and diluted	$(0.87)	$(3.53)	$(6.42)	$(6.76)
Weighted average number of common shares used in computation–basic and diluted	9,294,298	1,193,726	5,387,214	1,140,582

The accompanying notes are an integral part of the interim consolidated financial statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Period from
			May 9, 2003
	Six months ended		(date of inception)
	June 30, 2007	June 30, 2006	through June 30, 2007

Cash flows from operating activities:
Net loss	$(16,422)	$(7,713)	$(55,531)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	737	357	2,352
Amortization of lease incentive	(24)	—	(94)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	1,535	488	3,030
Interest expense recorded on warrants	(16)	—	121
Changes in operating assets and liabilities:
Unbilled government grant receivable	16	—	(143)
Prepaid expenses and other current assets	(148)	(161)	(516)
Accounts payable	(234)	(291)	1,235
Accrued expenses and other current liabilities	1,166	(1)	2,316
Other long-term liabilities	(19)	—	392

Net cash used in operating activities	(13,409)	(7,321)	(46,691)

Cash flows from investing activities:
Purchases of property and equipment	(765)	(1,095)	(5,185)
Increase in restricted cash	—	(450)	(450)
Purchases of short-term investments	—	(3,956)	(34,709)
Maturities of short-term investments	795	—	34,709

Net cash provided by (used in) investing activities	30	(5,501)	(5,635)

Cash flows from financing activities:
Proceeds from debt issuances	—	1,029	2,473
Payments on debt	(227)	—	(227)
Deferred initial public offering costs	(1,664)	—	(1,753)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	19,994	19,892	66,405
Proceeds from bridge loan	—	—	350
Proceeds from issuance of common stock	—	—	26
Proceeds from issuance of restricted common stock	4	152	339
Payments to employees for cancelled restricted common stock	(52)	—	(52)
Proceeds from exercise of stock options	5	13	35
Proceeds from initial public offering	49,011	—	49,011

Net cash provided by financing activities	67,071	21,086	116,607

Net increase in cash and cash equivalents	53,692	8,264	64,281
Cash and cash equivalents, beginning of period	10,589	8,566	—
Cash and cash equivalents, end of period	$64,281	$16,830	$64,281

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$122	$—	$191

Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$—	$88	$95
Conversion of bridge loan to equity	$—	$—	$350
Beneficial conversion feature related to Series B redeemable convertible preferred stock	$18,140	$—	$18,140
Conversion of preferred stock to common stock	$66,755	$—	$66,755
Conversion of preferred stock warrants to common stock warrants	$162	$—	$162

The accompanying notes are an integral part of the interim consolidated financial statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Helicos BioSciences Corporation (“Helicos” or the “Company”) is a life sciences company focused on innovative genetic analysis technologies for the research, drug discovery and clinical diagnostics markets. Helicos has developed a proprietary technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or single DNA copies of RNA. Helicos is a Delaware Corporation and was incorporated on May 9, 2003.

The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at June 30, 2007, as defined by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company’s fiscal year ends on December 31. The Company operates as one reportable segment.

Since inception, the Company has incurred losses and has not generated positive cash flows from operations.  The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its products.  If required, the Company would seek to raise additional funds through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.  However, additional financing may not be available on a timely basis on terms acceptable to the Company, or at all.  The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies.  If adequate funds are not available, the Company may have to delay, reduce or eliminate development and commercialization efforts, and may have to obtain funds through arrangements with collaborators or others on terms unfavorable to the Company or pursue merger or acquisition strategies.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements.  Actual amounts may differ from these estimates, different assumptions or conditions.

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission (“SEC”) on May 24, 2007.

2. Initial Public Offering

On May 24, 2007, the Company completed its initial public offering (“IPO”) of 5,400,000 shares of common stock at an initial public offering price of $9.00 per share.  Net proceeds were approximately $43.9 million after deducting underwriting discounts and commissions and offering expenses paid by the Company.  Total fees and expenses paid by the Company, excluding underwriting discounts and commissions were approximately $1.8 million which included legal, accounting and printing costs and various other fees associated with registration and listing of the Company’s common stock.

On May 24, 2007, upon completion of the Company’s IPO, all of the Company’s 59,189,998 shares of redeemable convertible preferred stock outstanding on that date were automatically converted into 13,153,293 shares of common stock.  In addition, the outstanding warrants to purchase 81,184 shares of Series B redeemable convertible preferred stock were converted into warrants to purchase 18,040 shares of common stock.  During the period January 1, 2007 through the date of the Company’s IPO, the estimated fair value of the warrants to purchase 81,184 shares of Series B redeemable convertible preferred stock decreased by $42,000 to $162,000.  Upon conversion on the date of the Company’s IPO, the warrants to purchase 18,040 shares of the Company’s common stock were reclassified to additional paid-in capital.

On June 27, 2007, the underwriters exercised their over-allotment option and purchased an additional 397,000 shares of the Company’s common stock, and the net proceeds after deducting underwriters’ discounts and commissions related to the offering were approximately $3.3 million.

As of December 31, 2006, the Company had 100,000,000 shares of common stock authorized.  In June 2007, the Company filed its Fourth Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock to 120,000,000.

3. Recent Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows. At the adoption date of January 1, 2007 and also at June 30, 2007, the Company had no unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations or cash flows.

In March 2007, the Emerging Issues Task Force (“EITF”) issued EITF Abstract 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  The pronouncement concluded that nonrefundable deposits should be capitalized and expensed as the research and development activity is performed.  The Company is calculating the impact that EITF 07-3 will have, if any, on its financial position, results of operations and cash flows for the first quarter of 2008.

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock, and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would have been antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the three months and six months ended June 30, 2007 and 2006, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive.  Such potential common shares consist of the following:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Stock options	1,432,985	634,493	1,204,800	416,015
Unvested restricted stock	438,065	482,736	461,778	532,408
Warrants	18,040	2,856	18,040	1,436
Redeemable convertible preferred stock	7,660,731	9,708,026	10,049,231	8,584,971

5. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”). The Company has no amounts recorded for any unrecognized tax benefits as of June 30, 2007 or January 1, 2007. In addition, the Company did not record any amount for the implementation of FIN 48. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of June 30, 2007 and January 1, 2007, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since May 9, 2003 (date of inception) are open to income tax audit examination by the federal and state tax authorities.

Utilization of net operating loss (“NOL”) and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of common stock and preferred stock, which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company experienced a change of control at any time since its formation, utilization of NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.  The Company does not anticipate a significant change to unrecognized tax benefits over the next twelve months.

6. Commitments and Contingencies

License agreements and patents

In April 2007, the Company entered into an agreement with PerkinElmer LAS, Inc., (“PerkinElmer”), in which PerkinElmer granted the Company a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty bearing license under specified patents.  The license from PerkinElmer grants the Company rights under certain patents to produce and commercialize certain of the reagents used in some applications on the HeliScope system, which contain chemicals purchased from PerkinElmer.  In exchange for rights licensed from PerkinElmer, the Company is obligated to pay PerkinElmer a portion of the Company’s net revenue from the sale of reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement.  The Company has the right to terminate the agreement at any time upon 90 days written notice to PerkinElmer.  Each party has the right to terminate the agreement upon breach by the other party subject to notice and an opportunity to cure.  The agreement also terminates upon the occurrence of specified bankruptcy events.  PerkinElmer has the sole right under the agreement to enforce the licensed patents.

7. Redeemable Convertible Preferred Stock

As of December 31, 2006, the Company had 59,314,030 authorized shares of preferred stock, of which 28,182,246 were designated as Series A redeemable convertible preferred stock and 31,131,784 were designated as Series B redeemable convertible preferred stock.  As of June 30, 2007, the Company had 5,000,000 authorized shares of preferred stock.

As of December 31, 2006, redeemable convertible preferred stock consists of:

	Number of shares authorized	Number of shares issued and outstanding	Carrying value (in thousands)	Liquidation preference per share

Series A	28,182,246	28,182,246	$26,869	$0.9555
Series B	31,131,784	15,503,876	19,892	$1.29

	59,314,030	43,686,122	$46,761

In March 2006, the Company sold 15,503,876 shares of Series B redeemable convertible preferred stock, at a price of $1.29 per share, resulting in net proceeds of approximately $19.9 million, net of $108,000 of issuance costs.

In January 2007, the Company sold an additional 15,503,876 shares of Series B redeemable convertible preferred stock, at a price of $1.29 per share, resulting in proceeds of approximately $20.0 million. This issuance of Series B redeemable convertible preferred stock contained a beneficial conversion feature as the estimated fair value of the Company’s common stock on the date of issuance was in excess of the $1.29 per share conversion price. As the shares of Series B redeemable convertible preferred stock can be immediately converted into shares of common stock at the option of the holder, the beneficial conversion feature of $18.1 million is recorded as a deemed dividend to additional paid-in capital.

As discussed at Note 2, on May 24, 2007, upon completion of the Company’s IPO, 59,189,998 shares of redeemable convertible preferred stock were automatically converted into 13,153,293 shares of common stock.

8. Stock-Based Compensation

The Company’s 2007 Stock Option and Incentive Plan (“2007 Option Plan”), was adopted by the Company’s Board of Directors in April 2007 and approved by the Company’s stockholders in May 2007. The 2007 Option Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The Company has reserved 1,440,266 shares of the Company’s common stock for the issuance of awards under the 2007 Option Plan. The 2007 Option Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each January 1, beginning in 2008, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lower number of shares of common stock as determined by the Board of Directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Option Plan also will be available for future awards. In addition, available shares under the Company’s 2003 Stock Option and Incentive Plan, including as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Option Plan.

The Company accounts for stock-based compensation issued to employees and non-employees in accordance with SFAS No. 123(R) “Share Based Payment” and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.” The Company records the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes option pricing model. The value of the equity instrument is charged to earnings over the term of the service agreement.

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	Three months ended		Six months ended
($ in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Research and development	$188	$19	$472	$28
General and administrative	632	231	1,063	460
Total stock-based compensation expense	$820	$250	$1,535	$488

For the six months ended June 30, 2007 and 2006, the fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six months ended
	June 30, 2007	June 30, 2006

Expected volatility	76.3%	75.7%
Expected option life	6.5 years	7 years
Weighted average risk-free interest rate	4.9%	4.8%
Expected annual dividend yield	none	none

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In particular, statements contained in the Form 10-Q, including but not limited to, statements regarding our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements.  These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Business Overview

We are a life sciences company focused on innovative genetic analysis technologies for the research, drug discovery and clinical diagnostics markets. We have developed our true Single Molecule Sequencing technology (“tSMS”) to enable the rapid analysis of large quantities of genetic material by directly sequencing single molecules of DNA or single DNA copies of RNA. By enabling direct sequencing of single DNA molecules, we believe our technology represents a fundamental breakthrough in genetic analysis.

We plan to launch our first product, the HeliScope system by the end of 2007. It will be comprised of an instrument, its associated reagents and disposable supplies. We believe that we have incurred the substantial majority of the costs related to the development of the initial version of our HeliScope system. We have designed, assembled and are testing multiple prototypes of our HeliScope system, and we are purchasing the subassemblies and components for our first commercial shipments. To launch a commercial version of our product, we need to complete the assembly, testing and performance validation of the system and we are taking other steps to prepare for the commercial scale manufacture of the system, including the development of manufacturing documentation and the implementation of quality assurance and quality control procedures. We also are manufacturing the proprietary reagents and disposable supplies that are part of the system.

Because of the dynamic nature of the market for genetic analysis instruments, we expect to expend significant amounts on an ongoing basis to improve our HeliScope system and tSMS technology.  The goals of these improvements are to increase the throughput of the HeliScope system and to achieve a further approximate 100-fold reduction in the cost per base of sequencing. We also plan to explore other markets for the HeliScope system in the longer term, such as diagnostics.

Although we plan to launch our first HeliScope system by the end of 2007, this product will be subject to various customer evaluation periods with acceptance criteria, and we expect the customer evaluation period to extend beyond the end of the year. For this reason, we do not expect to recognize any revenue from product sales in 2007. Our revenues from sales of proprietary reagents and disposable supplies will depend on the timing of system placements, customers’ use of the system, and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have not yet commercialized our HeliScope system, we do not have the commercial experience to predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. However, over time we would expect the sales of the reagents and disposable supplies to increase as our installed base of instruments grows and usage of these instruments increases.

We were incorporated in May 2003, and our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at June 30, 2007, as defined by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our fiscal year ends on December 31, and we operate as one reportable segment.

We expect to continue to incur operating losses for at least the next two years, and we may need additional financing to support our activities. If required, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue business strategies. If adequate funds are not available to us, we may be required to delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us or pursue merger or acquisition strategies.

In May 2007, we completed an initial public offering (“IPO”) of our common stock in which we sold and issued 5.4 million shares of our common stock at an issue price of $9.00 per share.  We raised a total of $48.6 million in gross proceeds from the IPO, or $43.9 million in net proceeds after deducting underwriting discounts and commissions of $2.9 million and other offering costs of $1.8 million.  In June 2007, we sold an additional 397,000 shares of our common stock at $9.00 per share resulting in net proceeds of $3.3 million after deducting underwriting discounts and commissions of $250,000, pursuant to the over-allotment option granted by us to the underwriters of our IPO. Upon the closing of our IPO, all outstanding shares of our preferred stock were converted into common stock.

Financial Overview

Grant revenue

In September 2006, we were awarded a grant from the National Human Genome Research Institute, a branch of the National Institutes of Health, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.0 million through September 2009. We recognized revenue during the three months and six months ended June 30, 2007 of $143,000 and $235,000, respectively, in connection with this award. We will continue to recognize revenue under this grant as the related expenses are incurred.

Research and development expenses

Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation.

We are focused on preparing for the launch of the initial version of the HeliScope system and on further improvements to the HeliScope system. All research and development expenses since our inception have been in connection with this project. Although we plan to launch our first product by the end of 2007, we do not expect to receive cash inflows from these sales until 2008. We believe the development of the initial version of the HeliScope system will be completed shortly before its commercial launch. We believe that we have already incurred the substantial majority of the costs necessary to complete the development of the initial version of the HeliScope system.

Research and development expenses for the three months ended June 30, 2007 and 2006 were $5.3 million and $2.9 million, respectively. Research and development expenses for the six months ended June 30, 2007 and 2006 were $10.7 million and $5.5 million respectively.  From 2006 to 2007, expenses increased as our research progressed and we built infrastructure and hired additional employees with the requisite expertise to execute the next steps in the development process.

In 2007, in addition to our ongoing research and development efforts, we have incurred start-up manufacturing costs related to the assembly, testing and performance validation of the HeliScope system. These costs are being accounted for as research and development expenses in our pre-commercialization phase as we prepare to launch the HeliScope system. Once the HeliScope system is ready for commercial launch, going forward, we will record the cost of components for the HeliScope system in inventory.

The completion of our research and development projects is dependent upon achieving technical objectives, which are inherently uncertain. As a result of these uncertainties, we are unable to predict to what extent we will receive cash inflows from the commercialization and sale of products. Our inability to complete our research and development projects in a timely manner could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

General and administrative expenses

General and administrative expenses consist principally of salaries, benefits and stock-based compensation, consulting and professional fees, including patent related costs, general corporate costs and facility costs not otherwise included in research and development expenses.

General and administrative expenses for the three months ended June 30, 2007 and 2006 were $3.3 million and $1.6 million, respectively. General and administrative expenses for the six months ended June 30, 2007 and 2006 were $6.6 million and $2.6 million, respectively.  We expect that these expenses will increase significantly in 2007 and beyond as we hire our specialized sales, marketing and service personnel and increase our finance and administrative staff to support the requirements of being a public company. We also anticipate that we will incur increased expenses for the costs associated with Sarbanes-Oxley compliance, directors’ and officers’ insurance, investor relations programs and directors’ fees.

 Overview of Results of Operations

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006

Grant revenue.  We recognized $143,000 and $235,000 of grant revenue during the three and six months ended June 30, 2007, respectively, and no revenue during the three and six months ended June 30, 2006. Grant revenue recognized during the three and six months ended June 30, 2007 related to the reimbursement of expenses in connection with our government research grant.

Research and development expenses.  Research and development expenses during the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2007	2006	Change		2007	2006	Change

Research and development	$5,298	$2,884	$2,414	84%	$10,683	$5,485	$5,198	95%

Research and development expenses increased by $2.4 million from the three months ended June 30, 2006 to the three months ended June 30, 2007.  The increase was primarily due to a $1.1 million increase in product development costs in support of pre-production activity, which included lab expenses, materials, supplies, temporary help and prototype expenses. To support the pre-production activity, we hired additional personnel which led to an added $695,000 in salary and benefit expenses and $169,000 in stock-based compensation.   The increased headcount and pre-production activity precipitated the need for additional space, raising occupancy costs by $281,000, which included rent, depreciation and utilities.

In comparing the six months ended June 30, 2006 to the six months ended June 30, 2007, research and development expenses increased $5.2 million.   The increase was again primarily due to increased product development costs of $2.1 million related to pre-production activity.  The hiring of additional personnel resulted in increases in salary and benefits by $1.8 million and stock-based compensation by $444,000.  Increased headcount and pre-production activity required additional space, raising occupancy costs by $547,000.  We expect our research and development expenses to continue to increase as we expand our start-up manufacturing efforts this year prior to commercialization and as we continue to invest in future versions of our system.

General and administrative expenses.  General and administrative expenses during the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2007	2006	Change		2007	2006	Change

General and administrative	$3,310	$1,556	$1,754	113%	$6,561	$2,590	$3,971	153%

The increase in general and administrative expenses of $1.8 million from the three months ended June 30, 2006 to the three months ended June 30, 2007 was primarily due to additional administrative expenses of approximately $639,000.  These expenses included $201,000 related to becoming a public company, including investor relations expenses and consulting fees; $324,000 related to initiating a marketing program; and $114,000 for patent filings.   The hiring of additional administrative staff resulted in increased salary and benefit expenses of $674,000 and additional stock-based compensation expense of $401,000.

In comparing the six months ended June 30, 2007 to the six months ended June 30, 2006, the increase in general and administrative expenses of $4.0 million was primarily due to additional administrative expenses of $1.8 million.  Of this amount, $874,000 related to becoming a public company, including legal expenses, investor relations expenses, accounting fees, dues and fees and consulting fees; $638,000 related to initiating a marketing program; and $253,000 for patent filings.   The hiring of additional administrative staff resulted in additional salary and benefit expenses of $1.3 million, additional stock-based compensation expense of $603,000 and an increase of $175,000 in recruiting expenses.  We expect our general and administrative expenses to increase as we expand our sales and marketing functions, and incur additional administrative costs associated with the requirements of being a public company.

Interest income.  Interest income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2007	2006	Change		2007	2006	Change

Interest income	$427	$244	$183	75%	$694	$374	$320	86%

The increase in interest income from the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2007 was due primarily to higher cash and cash equivalents during the three months and six months ended June 30, 2007 in connection with the receipt of proceeds from the IPO.

Interest expense.  Interest expense was $12,000 during the three and six months ended June 30, 2006 compared to $34,000 for the three months ended June 30, 2007 and $107,000 for the six months ended June 30, 2007.   The interest expense was related to interest paid on a term loan under a line of credit facility and security agreement entered into in June 2006, and interest expense related to the Series B redeemable convertible preferred stock warrants that were issued in connection with the line of credit facility.

Liquidity and Capital Resources

We have incurred losses since our inception in May 2003 and, as of June 30, 2007 we had an accumulated deficit of $73.7 million. We have financed our operations to date principally through the sale of preferred stock and common stock, including our IPO, debt financing and interest earned on investments. Through June 30, 2007, we have received net proceeds of $66.8 million from the issuance of preferred stock, $47.6 million through the issuance of common stock, including our IPO, and $2.5 million in debt financing from a lender to finance equipment purchases. Working capital as of June 30, 2007 was $60.4 million, consisting of $64.9 million in current assets and $4.5 million in current liabilities. Working capital as of December 31, 2006 was $8.7 million, consisting of $12.0 million in current assets and $3.4 million in current liabilities.  Our cash, cash equivalents and short-term investment balances are held in a variety of interest-bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

The following table summarizes our net increase in cash and cash equivalents for the six months ended June 30, 2007 and 2006:

	Six months ended
($ in thousands)	June 30, 2007	June 30, 2006

Net cash provided by (used in):
Operating activities	$(13,409)	$(7,321)
Investing activities	30	(5,501)
Financing activities	67,071	21,086

Net increase in cash and cash equivalents	$53,692	$8,264

Net cash used in operating activities was $13.4 million for the six months ended June 30, 2007 compared to $7.3 million for the six months ended June 30, 2006.  The $6.1 million increase was primarily due to an increase in the net loss of $8.7 million, partially offset by an increase in non-cash stock-based compensation expense of $1.0 million, an increase in accrued expenses and other current liabilities of $1.2 million, and an increase in non-cash depreciation and amortization expense of $380,000.

Net cash provided by investing activities was $30,000 for the six months ended June 30, 2007 compared to net cash used by investing activities of $5.5 million for the six months ended June 30, 2006.  The $5.5 million increase was primarily due to a $4.0 million decrease in the cash used in the purchases of short-term investments and the increase in restricted cash of $450,000 during the six months ended June 30, 2006 used for a security deposit.

Net cash provided by financing activities was $67.1 million and $21.1 million for the six months ended June 30, 2007 and 2006, respectively.  The $46.0 million increase was primarily due to $49.0 million of cash proceeds from the IPO, partially offset by $1.7 million of initial public offering costs and a $1.0 million decrease in cash proceeds from debt issuances.

Operating capital and capital expenditure requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop and prepare for the commercial launch of our HeliScope system and develop the corporate infrastructure required to manufacture and sell our products and operate as a publicly traded company.

We do not expect to generate product revenue until at least 2008. We believe that our existing cash, cash equivalents and investment balances, and interest income we earn on these balances, will be sufficient through the end of 2008. It is difficult to predict the actual rate of product sales as a result of the complex nature of the HeliScope system and its expected long sales cycle. If our available cash, cash equivalents and investment balances and net proceeds from the IPO of our common stock, which we completed in May 2007, are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into another credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the development of our product, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of our future products and successfully deliver any such products to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

•                  the rate of progress and cost of our commercialization activities;

•                  the success of our research and development efforts;

•                  the expenses we incur in marketing and selling our products;

•                  the revenue generated by future sales of our products;

•                  the emergence of competing or complementary technological developments;

•                  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•                  the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•                  the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Working capital as of June 30, 2007 was $60.4 million, consisting of $64.9 million in current assets and $4.5 million in current liabilities. Working capital as of December 31, 2006 was $8.7 million, consisting of $12.0 million in current assets and $3.4 million in current liabilities.

Contractual obligations

A summary of our contractual obligations is included in our Registration Statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on May 24, 2007.  We reviewed our contractual obligations as of June 30, 2007 and determined that there were no significant changes from the ones set forth in Form S-1.

License agreements and patents

We have fixed annual costs associated with license agreements into which we have entered. In addition we may have to make contingent payments in the future upon realization of certain milestones or royalties payable under these agreements.

Line of credit facility and security agreement

In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation, or GE Capital. The credit facility provides that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve’s three year Treasury Constant Maturities Rate. The end of the advance period is December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments are required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of June 30, 2007, advances on the credit facility were $2.5 million at a weighted-average interest rate of 10.1%.

OFF-BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2007 and 2006, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Registration Statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on May 24, 2007, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; revenue recognition; inventory; allowance for doubtful accounts; and net operating losses and tax credit carryforwards.  We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2007.  We did not make any changes in those policies during the six months ended June 30, 2007, except for the changes related to the adoption of FIN 48.  FIN 48 prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take.  See Note 5, Income Taxes, in the Notes to Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to our cash and cash equivalents which have maturities of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by Helicos in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information:

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.

RISKS RELATED TO OUR BUSINESS

We are beginning to assemble and test our first commercial product, the HeliScope system, but have not yet sold any of these systems. We may not be able to successfully complete the manufacturing process and commercialize the HeliScope system, in which event our business would be materially harmed.

To commercialize our HeliScope system, we need to complete the assembly, testing and performance validation of the system and take other steps to prepare for the commercial scale manufacture of the system, including the development of manufacturing documentation and the development and implementation of quality assurance and quality control procedures. We also need to manufacture the proprietary reagents and disposable supplies that are part of the system or have them manufactured for us by third parties. If we are unable to successfully complete these tasks, we may not be able to commercialize our HeliScope system in a timely manner, or at all, which would materially harm our business. In addition, although we believe that we have already incurred the substantial majority of the costs related to the development of the initial version of our HeliScope system for commercial launch later this year, if we experience unanticipated delays or problems, these costs could substantially increase, which would materially harm our business.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses of $10.9 million and $20.6 million in the years ended December 31, 2005 and 2006, respectively. As of June 30, 2007, we had an accumulated deficit of $73.7 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In 2006, we used cash in operating activities of $16.5 million and had capital expenditures totaling $2.8 million. In the first half of 2007, we used cash in operating activities of $13.4 million and had capital expenditures totaling $0.8 million. We expect our cash expenditures to increase significantly in the near term.

Accordingly, we will need to generate significant revenue to achieve profitability. While we expect to begin commercial shipments of our products in the fourth quarter of 2007, because our products will be subject to acceptance testing by our customers we do not expect to have any recognizable revenue from the sales of our instruments until at least 2008. We currently do not have any orders for the HeliScope system. Moreover, even after we begin selling our products, we expect our losses to continue as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If our technology fails to achieve and sustain sufficient market acceptance, we will not generate expected revenue.

Our success depends, in part, on our ability to develop products that displace current technology, as well as expand the market for genetic analysis to include new applications that are not practical with current technology. To accomplish this, we must develop and successfully commercialize our HeliScope system for use in a variety of life science applications. These markets are new and emerging and there can be no assurances that they will develop as quickly as we expect or that they will reach their full potential. There is no guarantee, even if our technology is able to successfully reduce the cost and improve the performance of genetic analysis relative to existing products, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our systems or to expand the market for genetic analysis to include new applications. Even if we are able to successfully implement our technology, we may fail to achieve or sustain market acceptance of our HeliScope system by academic and government research laboratories and pharmaceutical, biotechnology and agriculture companies, among others, across the full range of our intended life science applications. Any such failure would materially harm our future sales and revenue., The price of the HeliScope instrument is significantly greater than the instrument cost of current market-leading sequencers, which may adversely affect our ability to penetrate or grow the market for genetic analysis. In addition, if our products are only utilized as a replacement for existing DNA sequencing technology, we may face a much smaller market than we currently anticipate.

We are aware of other companies that have developed, or are developing, emerging sequencing technologies. Even if our product demonstrates dramatic cost and throughput improvements over current market-leading technologies, we may fail to achieve market acceptance due to adoption of those emerging technologies by our potential customers, thereby reducing our market opportunity.

We have no experience in selling and limited experience in marketing and, as a result, may be unable to successfully commercialize our HeliScope system.

We have no sales experience and limited marketing experience. Our ability to achieve profitability depends on attracting customers for our HeliScope system. Although members of our sales and marketing team have considerable industry experience and have engaged in pre-launch marketing activities for our HeliScope system, we must expand our sales, marketing, distribution and customer support capabilities and develop a specialized sales, marketing and service force with the appropriate technical expertise to market our system. We currently have a limited number of sales representatives, however, and therefore have limited sales and marketing infrastructure.  We plan to initially establish a specialized sales, marketing and service force of approximately 20 people.  To successfully perform sales, marketing, distribution and customer support functions ourselves, we will face a number of risks, including:

•                  our ability to attract and retain the specialized sales, marketing and service force necessary to commercialize and gain market acceptance for our technology;

•                  the time and cost of establishing a specialized sales, marketing and service force for a particular application, which might not be justifiable by the revenues generated by our technology; and

•                  the ability of our specialized sales, marketing and service force to initiate and execute successful commercialization activities.

In addition to the recruitment of our specialized sales, marketing and service force, we may seek to enlist one or more third parties to assist with sales, distribution and customer support globally or in certain regions of the world. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners, or that we will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, our technologies and products may not gain market acceptance, which could materially impact our business operations.

If we are unable to timely establish manufacturing capacity by ourselves or with partners, commercialization of our products would be delayed, which could result in lost revenues and harm our business.

To commercialize our HeliScope system, we need to either build internal manufacturing capacity or contract with one or more manufacturing partners, or both. We currently intend to use a combination of outsourced and internal manufacturing resources. We have not manufactured on a commercial scale any instruments, reagents or disposable supplies. We may encounter difficulties in manufacturing our products and, due to the complexity of our technology and our manufacturing process, we cannot be sure we fully understand all of the factors that affect our manufacturing processes or product performance. There is no assurance that we will be able to continue to build manufacturing capacity internally or find one or more suitable manufacturing partners, or both, to meet the volume and quality requirements necessary to be successful in the market. Manufacturing and product quality issues may arise as we increase production rates of our HeliScope system and associated proprietary reagents and disposable supplies. If our products do not consistently meet our customers’ performance expectations, we may be unable to generate sufficient revenues to become profitable. Any delay in establishing or inability to expand our manufacturing capacity could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

Future product sales will depend, in part, on research and development spending levels of academic, clinical and governmental research institutions and pharmaceutical, biotechnology and agriculture companies, and any reduction in such spending levels could limit our ability to sell our product.

We expect that our revenues in the foreseeable future will be derived primarily from sales of instruments, reagents and disposable supplies to a relatively small number of academic, clinical, governmental and other research institutions and pharmaceutical, biotechnology and agriculture companies that conduct large-scale genetic analyses. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our system. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected instrument sales and similarly, reductions in operating expenditures by these customers could result in lower than expected sales of reagents and disposable supplies. These reductions and delays may result from factors that are not within our control, such as:

•                  changes in economic conditions;

•                  changes in government programs that provide funding to research institutions and companies;

•                  changes in the regulatory environment affecting life sciences companies and life sciences research;

•                  market-driven pressures on companies to consolidate and reduce costs; and

•                  other factors affecting research and development spending.

Any decrease in our customers’ budgets or expenditures or in the size, scope or frequency of capital or operating expenditures as a result of the foregoing or other factors could materially adversely affect our operations or financial condition.

If the suppliers we rely on fail to supply the materials we use in the manufacturing of our products, we might be unable to satisfy product demand, which would negatively affect our business.

Some components used in the manufacturing of our HeliScope system and certain raw materials used in the manufacturing of our reagents and disposable supplies are available from only a few suppliers. We acquire some of these components and raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities of these components or raw materials over a certain period of time or to set aside part of its inventory for our anticipated requirements. If supplies from these vendors were delayed or interrupted for any reason, we may not be able to manufacture and sell our HeliScope system and associated reagents and disposable supplies in a timely fashion or in sufficient quantities or under acceptable terms. Additionally, for certain of these components and raw materials, we currently purchase from sole-source suppliers and have not yet arranged for alternative suppliers. It might be difficult to find alternative suppliers in a timely manner and on terms acceptable to us. Consequently, as we begin our commercialization efforts, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we might not have access to sufficient quantities of these materials on a timely basis and might not be able to satisfy product demand. Moreover, if any of these components and raw materials becomes unavailable in the marketplace, we will be forced to further develop our technologies to incorporate alternate components or raw materials.

Our inability to continually enhance our product performance, including our planned improvements to the HeliScope system, to keep pace with rapidly changing technology and customer requirements could adversely affect our ability to compete effectively.

The success of any products utilizing our tSMS technology will depend on our ability to continue to increase the performance and decrease the price of sequencing using this technology. New technologies, techniques or products could emerge which might allow the analysis of genomic information with similar or better price-performance than our HeliScope system and could exert pricing pressures on or take market share from our products. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced and competitive technology to meet our customers’ and prospective customers’ needs on a timely basis. While we have planned substantial improvements to the HeliScope system, including enhancing the performance of the system’s reagents and disposable supplies and image processing subsystem and reducing the consumption of reagents, we may not be able to successfully implement these improvements. Even if we successfully implement some or all of these planned improvements, we could incur substantial development costs.  We may not have adequate resources available to develop new technologies or be able to successfully introduce enhancements to our system. There can be no guarantee that we will be able to maintain technological advantages over emerging technologies in the future, and we will need to respond to technological innovation in a rapidly changing industry. If we fail to keep pace with emerging technologies, our system will become uncompetitive, our market share will decline and our business, revenue, financial condition and operating results could suffer materially.

We operate in a highly competitive industry and if we are not able to compete effectively, our business and operating results will be harmed.

Some of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies and more substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, the Applied Biosystems division of Applera Corporation, GE Healthcare (through its Amersham Biosciences unit), Illumina, Inc., (through its Solexa unit) and Roche Diagnostics (through its 454 Life Sciences unit) have products for genetic analysis which compete in certain segments of the market in which we plan to sell our HeliScope system. For example, Illumina recently introduced a next generation DNA sequencing system to the market, against which we expect our HeliScope system will directly compete. Pharmaceutical and biotechnology companies have significant needs for genomic information and may also choose to develop or acquire competing technologies to meet these needs. In addition, a number of other companies and academic groups are in the process of developing novel techniques for genetic analysis, many of which have also received grants from the National Human Genome Research Institute, a branch of the National Institutes of Health, for the development of technologies that can achieve substantially lower costs, referred to as a “$100,000 genome” or a “$1,000 genome.” These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, in light of these advantages, even if our technology is more effective than the product or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our technology. We may not be able to compete effectively against these organizations. Increased competition is likely to result in pricing pressures, which could harm our sales, profitability or market share. Our failure to compete effectively could materially adversely affect our business, financial condition or results of operations.

In addition, to the extent that, in the long term, we commercialize any products utilizing our tSMS technology for use in future life science applications, such as clinical diagnostic or protein analysis applications, we will face additional competition. In the event that we develop new technology and products that compete with existing technology and products of well established companies, the marketplace might not adopt our technology and products.

Failure to manage our rapid growth effectively could harm our business.

We will need to add a significant number of new personnel and expand our capabilities to successfully pursue our commercialization strategy for our HeliScope system as well as our research and development efforts. To manage our anticipated future growth effectively, we must enhance our manufacturing capabilities and operations, information technology infrastructure, and financial and accounting systems and controls. For instance, certain aspects of our operations, such as our manufacturing capabilities, must be scaled up to increase the number of HeliScope systems we can manufacture per quarter. We also must attract, train and retain a significant number of qualified sales, marketing and service personnel, engineers, scientists and other technical personnel and management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial and other resources. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new products or enhancements. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could grow more slowly than expected and we may not be able to achieve our research and development and commercialization goals.

Our business could be harmed if we are not successful in entering into large contracts for the sale and installation of our HeliScope systems.

Our business may depend upon securing and maintaining large contracts for the sale and installation of our HeliScope systems to a limited number of customers each year. We expect the sales cycle for these large contracts to be longer than for other contracts because we will need to educate potential customers regarding the benefits of our system to a variety of constituencies within such customer organizations. Moreover, even after a purchase decision is made, these contracts may be delayed by factors outside our control, including financial and budget constraints of the customers purchasing our product. Accordingly, we may expend substantial funds and management effort with no assurance that an agreement will be reached with a potential customer. Our business, results of operations and financial condition could be materially adversely affected if we are unable to obtain major contracts for the sale and installation of our HeliScope systems, or if we experience delays in the performance of such contracts.

We expect that our sales cycle will be lengthy and unpredictable, which will make it difficult for us to forecast revenue and increase the magnitude of quarterly fluctuations in our operating results.

Potential customers for our HeliScope system typically commit significant resources to evaluate genetic analysis technologies. The complexity of our product will require us to spend substantial time and effort to assist potential customers in evaluating our HeliScope system and in benchmarking it against available technologies. Because our HeliScope system requires a significant investment of time and cost by our customers, we must target those senior managers within the customer’s organization who are able to make these decisions on behalf of such organizations. We may face difficulty identifying and establishing contact with such decision makers. Even after initial acceptance, the negotiation and documentation processes can be lengthy. We expect our sales cycle to typically range between six and twelve months, but it may be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations.

Our customers may purchase replacements for the reagents and disposable supplies that are a part of our HeliScope system from third parties or discover a method that allows them to use less than the expected amounts of such products, which could materially and adversely affect our revenues.

The success of our business depends, in part, on the recurring sales of the proprietary reagents and disposable supplies for our system. Because we have not yet commercialized our HeliScope system, we do not have the experience to predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. Nevertheless, we expect such sales to represent a material source of our future revenues.  Our customers or competitors could potentially produce reagents and disposable supplies that are compatible with our HeliScope system at a lower cost, which could exert pricing pressures on, or take market share from, our reagents and disposable supplies. Similarly, our customers or competitors may discover a method of utilizing smaller quantities of our proprietary reagents and disposable supplies while achieving satisfactory results, which could reduce the amount of reagents and supplies we are able to sell. In either case, there could be a material adverse effect on our revenues and harm to our business, financial condition and results of operations.

If we are unable to recruit and retain key executives and scientists, we may be unable to achieve our goals.

We are substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Stanley N. Lapidus, our President and Chief Executive Officer, J. William Efcavitch, PhD, our Senior Vice President of Product Research and Development and Stephen J. Lombardi, our Executive Vice President and Chief Operating Officer. We do not maintain employment contracts with any of our employees. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our products and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition.

In addition, our product development and marketing efforts could be delayed or curtailed if we are unable to attract, train and retain highly skilled employees and scientific advisors, particularly our management team, senior scientists and engineers and sales, marketing and service personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, manufacturing, sales, marketing and technical support. Because of the complex and technical nature of our system and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology. Competition for these people is intense. Further, our inability to attract, train and retain sales, marketing and service personnel could have a material adverse affect on our ability to generate sales or successfully commercialize our technology. Each of our executive officers and other key employees could terminate his or her relationship with us at any time. These persons’ expertise would be difficult to replace and could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will be successful in hiring or retaining qualified personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Ethical, legal and social concerns surrounding the use of genetic information could reduce demand for our technology.

One of the potential uses for our product is genetic testing for predisposition to certain conditions. Genetic testing has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. These and other ethical, legal and social concerns about genetic testing may limit market acceptance of our technology for certain applications or reduce the potential markets for our technology, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our products could in the future be subject to regulation by the U.S. Food and Drug Administration or other regulatory agencies, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.

Our products are not currently subject to U.S. Food and Drug Administration (“FDA”), clearance or approval. However, in the future, certain of our products or related applications could be subject to FDA regulation; the FDA’s regulatory jurisdiction could be expanded to include our products, or both. Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such regulation and restrictions may materially and adversely affect our business, financial condition and results of operations.

Laws and regulations are also in effect in many countries that could affect our products. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

Our products could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

Any product utilizing our tSMS technology will be complex and may develop or contain undetected defects or errors. We cannot assure you that a material performance problem will not arise. Despite testing, defects or errors may arise in our system, which could result in a failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our products might also discourage customers from purchasing our system. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims, which could be costly and time-consuming to defend and result in substantial damages. Although we plan to obtain product liability insurance prior to the commercial launch of our HeliScope system, any future product liability insurance that we procure may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we do obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We have never operated as a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, commencing in 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

We may need to raise additional funding, which may not be available on favorable terms, if at all, or without dilution to our stockholders. If we do not raise any necessary funds, we may need to cut back or terminate some or all aspects of our operations which could materially adversely affect our business prospects.

Because our HeliScope system is complex and will be new to the market and involve significant capital expenditures by customers and a long sales cycle, it is very difficult to predict the actual rate of product sales.  We may need additional financing to execute on our current or future business strategies. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing and research and development activities. The amount of additional capital we may need to raise depends on many factors, including:

•                  the level of research and development investment required to maintain and improve our technology position;

•                  the amount and growth rate of our revenues;

•                  changes in product development plans needed to address any difficulties in manufacturing or commercializing our HeliScope system and enhancements to our system;

•                  the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•                  competing technological and market developments;

•                  our need or decision to acquire or license complementary technologies or acquire complementary businesses; and

•                  changes in regulatory policies or laws that affect our operations.

We cannot be certain that additional capital will be available when and as needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in biotechnology or life sciences companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unable to obtain financing on terms favorable to us, we may be unable to execute our business plan and we may be required to cease or reduce development or commercialization of our technology, sell some of all of our technology or assets or merge with another entity.

We use hazardous chemicals and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including chemicals and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. We do not currently maintain separate environmental liability coverage. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

Because we are subject to existing and potential additional governmental regulation, we may become subject to burdens on our operations, and the markets for our products may be narrowed.

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, export of our instruments is subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. Moreover, the life sciences industry, which is the market for our technology, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, diagnostics or therapies become widespread, we may have less demand for our products. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life science industry in particular. Failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues and could increase the cost of operating our business.

If we make acquisitions in the future, we may encounter a range of problems that could harm our business.

We may acquire technologies, products or companies that we feel could accelerate our ability to compete in our core markets. Acquisitions involve numerous risks, including:

•                  difficulties in integrating operations, technologies, accounting and personnel;

•                  difficulties in supporting and transitioning customers of our acquired companies;

•                  diversion of financial and management resources from existing operations;

•                  risks of entering new markets;

•                  potential loss of key employees; and

•                  inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our failure to establish a strong intellectual property position and enforce our intellectual property rights against others could enable competitors to develop similar or alternative technologies.

Our success depends in part on our ability to obtain and maintain intellectual property protection for our products, processes and technologies. Our policy is to seek to protect our intellectual property by, among other methods, filing U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

Currently, our patent portfolio relating to our proprietary technology is comprised, on a worldwide basis, of ten issued patents and 89 pending patent applications which, in either case, we own directly or for which we are the exclusive or semi-exclusive licensee. Some of these patents and patent applications are foreign counterparts of U.S. patents or patent applications. The issued patents expire on dates ranging from 2018 through 2024.  We may not be able to maintain and enforce existing patents or obtain further patents for our products, processes and technologies. Even if we are able to maintain our existing patents or obtain further patents, these patents may not provide us with substantial protection or be commercially beneficial. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate unimpeded by the patent rights of others. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed patent applications that are similar in scope to ours, and in the future are likely to file patent applications that are similar or identical in scope to ours or those of our licensors. We cannot predict whether any of our competitors’ pending patent applications will result in the issuance of valid patents. Moreover, we cannot assure investors that any such patent applications will not have priority or dominate over our patents or patent applications. The invalidation of key patents owned by or licensed to us or non-approval of pending patent applications could increase competition, and materially adversely affect our business, financial condition and results of operations. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of our technologies, or, if patents are issued to us, design around the patented technologies developed by us.

We may be involved in lawsuits to protect or enforce our patents and proprietary rights and to determine the scope and validity of others’ proprietary rights, which could result in substantial costs and diversion of resources.

Litigation may be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others’ proprietary rights. Litigation on these matters has been prevalent in our industry and we expect that this will continue. To determine the priority of inventions, we may have to initiate and participate in interference proceedings declared by the U.S. Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as invalidity, opposition, reexamination, or reissue proceedings against our patents. The outcome of any litigation or administrative proceeding might not be favorable to us, and, in that case, we might require licenses from others that we may not be able to obtain. Even if such licenses are obtainable, they may not be available at a reasonable cost. We may also be held liable for money damages to third parties and could be enjoined from manufacturing or selling our products or technologies. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

We depend upon our ability to license technologies, and the failure to license or otherwise acquire necessary technologies could harm our ability to commercialize our products or defend our intellectual property position.

We hold licenses from Arizona Technology Enterprises, California Institute of Technology, Roche Diagnostics GmbH and PerkinElmer, LAS, Inc. to use certain technologies that we consider to be material to our business. Each of these licenses imposes a range of obligations on us and may be terminated if we breach the terms of any of the respective agreements. We may also be required to enter into additional licenses with third parties for other technologies that we consider to be necessary for our business. If we are unable to maintain our existing licenses or obtain additional technologies on acceptable terms, we could be required to develop alternative technologies, either alone or with others, in order to avoid infringing the intellectual property to which we no longer hold a license. This could require our product to be re-configured which could negatively impact its availability for commercial sale and increase our development costs. Failure to license or otherwise acquire necessary technologies would harm our ability to commercialize our products, which could materially adversely affect our business, financial condition and results of operations. In addition, any licenses we obtain from federally-funded institutions are subject to the march-in rights of the U.S. government.

We may be the subject of costly and time-consuming lawsuits brought by third parties for alleged infringement of their proprietary rights, which could limit our ability to use certain technologies in the future, force us to redesign or discontinue our products, or pay royalties to continue to sell our products.

Our success depends, in part, on us neither infringing patents or other proprietary rights of third parties nor breaching any licenses to which we are a party. We may be the subject of legal claims by third-parties that we infringe their patents or otherwise violate their intellectual property rights. In addition, the technology that we license from third parties for use in our system could become subject to similar infringement claims. Infringement claims asserted against us or our licensors may have a material adverse effect on our business, results of operations or financial condition. Any claims, either with or without merit, could be time-consuming and expensive to defend, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts of money or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all, from third parties asserting an infringement claim; that we would be able to develop alternative technology on a timely basis, if at all; or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected products. Accordingly, an adverse determination could prevent us from offering our instruments, reagents or disposable supplies to others. In addition, we may be required to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling for such a claim. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

The measures that we use to protect the security of our intellectual property and other proprietary rights may not be adequate, which could result in the loss of legal protection for, and thereby diminish the value of, such intellectual property and other rights.

Our success depends in part on our ability to protect our intellectual property and other proprietary rights. In addition to patent protection, we also rely upon a combination of trademark, trade secret, copyright and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees, consultants and certain academic collaborators to enter into confidentiality and assignment of inventions agreements. There can be no assurance, however, that such measures will provide adequate protection for our patents, copyrights, trade secrets or other proprietary information. In addition, there can be no assurance that trade secrets and other proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our trade secrets and other proprietary information. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market genetic analysis systems similar to our tSMS technology, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we may market our technology may afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our directors and management will exercise significant control over our company, which will limit your ability to influence corporate matters.

Certain of our directors and executive officers and their affiliates collectively control approximately 73.61% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

The market price of our common stock may be volatile, which could result in substantial losses for our stockholders and subject us to securities class action litigation.

Prior to completion of our initial public offering in May 2007, there was no public market for our common stock, and an active trading market for shares of our common stock may never develop or be sustained following the initial public offering.  If an active market for our stock develops and continues, our stock price nevertheless may be volatile and be above or below the initial public offering price.

Market prices of technology and healthcare companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•                  fluctuations in our quarterly operating results or the operating results of companies perceived to be similar to us;

•                  changes in estimates of our financial results or recommendations by securities analysts;

•                  failure of our technology to achieve or maintain market acceptance or commercial success;

•                  changes in market valuations of similar companies;

•                  success of competitive products and services;

•                  changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•                  announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•                  regulatory developments in the United States, foreign countries or both;

•                  litigation involving our company, our general industry or both;

•                  additions or departures of key personnel;

•                  investors’ general perception of us; and

•                  changes in general economic, industry and market conditions.

In addition, if the market for biotechnology and life sciences stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock may rely in part on the research and reports that equity research analysts publish about us and our business. We do not control the opinions of these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. Substantially all of our stockholders prior to the initial public offering are subject to lock-up agreements with the underwriters that restrict their ability to transfer their stock for 180 days following our initial public offering. Upon expiration of the lock-up agreements approximately 11 million shares of our common stock will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse and our stockholders are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

In addition, the holders of an aggregate of approximately of 14 million shares of our common stock, as of June 30, 2007, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered the issuance of all shares of common stock that we have issued and may issue under our employee option plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance, subject to lock-up agreements. In addition, as of June 30, 2007, there were 18,040 shares of common stock issuable upon the exercise of common stock warrants and 277,777 shares of common stock reserved for future issuance as charitable contribution to the Broad Institute of MIT and Harvard that will become eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act of 1933, as amended.

Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Provisions in our certificate of incorporation and by-laws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•                  a staggered board of directors;

•                  limitations on the removal of directors;

•                  advance notice requirements for stockholder proposals and nominations;

•                  the inability of stockholders to act by written consent or to call special meetings; and

•                  the ability of our board of directors to make, alter or repeal our by-laws.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Also, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote. Accordingly, given that our executive officers, directors and their affiliates collectively own approximately 73.61% of our outstanding common stock, certain of these persons acting together will have the ability to block any such amendment.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

(a) Issuances and Exercises of Employee Stock Options

During the three months ended June 30, 2007, we granted stock options to purchase 550,161 shares of common stock with exercise prices ranging from $8.63 to $11.79 per share, to employees, directors and consultants pursuant to our stock option plans.  During the three months ended June 30, 2007, 4,524 options have been exercised for consideration aggregating $2,261.  The consideration paid was used for general corporate purposes.  The issuance of stock options and common stock upon exercise of the options were exempt from regulation either pursuant to Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the Securities Act or Regulation S of the Securities Act, as a transaction by an issuer not involving a public offering.

Upon the closing of our initial public offering, all shares of convertible preferred stock outstanding automatically converted into 13,153,293 shares of common stock.

(b) Use of Proceeds from Public Offering of Common Stock

During the three months ended June 30, 2007, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.

On May 24, 2007, we completed our initial public offering of 5,400,000 shares of our common stock at a price to the public of $9.00 per share for an aggregate offering price of $48.6 million. We received aggregate net proceeds of approximately $45.7 million, after deducting underwriting discounts and commissions of $2.9 million. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-140973), which was declared effective by the Securities and Exchange Commission on May 24, 2007.  UBS Investment Bank, JPMorgan, Leerink Swann & Company, and Pacific Growth Equities, LLC were the underwriters of the initial public offering. The offering commenced on May 24, 2007 and did not terminate until after the sale of all of the securities registered in the registration statement.

We received aggregate net proceeds of approximately $45.7 million, after deducting underwriting discounts and commissions of $2.9 million. We incurred approximately $1.8 million for additional expenses associated with the initial public offering. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

On June 27, 2007, we sold an additional 397,000 shares of our common stock at $9.00 per share pursuant to the over-allotment option granted to the underwriters of our initial public offering.  UBS Securities LLC, J.P. Morgan Securities Inc., Leerink Swann & Co., Inc. and Pacific Growth Equities, LLC acted as representatives of the underwriters.

Of the $47.3 million of net proceeds we received in our initial public offering, including the exercise of the over-allotment options, through June 30, 2007, we have spent approximately $3.2 million on underwriting discounts and commissions and approximately $1.8 million for payment of expenses related to our initial public offering.  Additionally, we have spent $1.0 million on pre-production research and development expenses.  None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

The remaining proceeds are invested in short-term, investment-grade, interest bearing securities.

We expect to use the remaining proceeds from our initial public offering for general corporate purposes which include ongoing research and development activities, funding the recruitment of our specialized sales, marketing and services force and marketing initiatives in connection with the initial product launch of the HeliScope system and funding start-up manufacturing expenses associated with the commercial version of our HeliScope system.   Our management has broad discretion as to the use of the net proceeds.  We may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business.  As required by Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 7, 2007, in connection with our initial public offering, our stockholders approved the following matters by written consent: (i) the adoption of the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation to effect a 4.5-for-1 split of our common stock to be effective prior to the closing of the initial public offering; (ii) the adoption of our Third Amended and Restated Certificate of Incorporation to provide for certain changes consistent with becoming a public company; (iii) the adoption of our Amended and Restated By-laws to provide for certain changes consistent with our becoming a public company; (iv) the adoption of our Fourth Amended and Restated Certificate of Incorporation to eliminate the terms of our preferred stock outstanding to be effective upon the closing of the initial public offering; and (v) the adoption of our 2007 Stock Option and Incentive Plan. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2007	/s/ Stanley N. Lapidus
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2007	/s/ Louise Mawhinney
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350