Form 10-Q
period 2007-09-30
HELICOS BIOSCIENCES CORP
filed 2007-11-05
CIK 1274563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒     No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule12b-2 of the Exchange Act)    Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes:  ☐     No:  ☒

The registrant had 20,971,704 shares of common stock, $.001 par value per share, outstanding as of October 31, 2007.

Table of Contents

 HELICOS BIOSCIENCES CORPORATION (a development stage company)

Table of Contents

Part I - Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets (unaudited) as of September 30, 2007 and December 31, 2006	3
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and September 30, 2006 and the period from May 9, 2003 (date of inception) through September 30, 2007	4
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006 and the period from May 9, 2003 (date of inception) through September 30, 2007	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14
Part II - Other Information		15
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited)

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS

Current assets
Cash and cash equivalents	$54,858	$10,589
Short-term investments	—	795
Unbilled government grant receivable	230	159
Prepaid expenses and other current assets	525	502
Total current assets	55,613	12,045
Property and equipment, net	3,011	2,805
Restricted cash	450	450
Total assets	$59,074	$15,300

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,569	$1,469
Accrued expenses and other current liabilities	2,324	1,299
Current portion of long-term debt	915	608
Total current liabilities	4,808	3,376
Long-term debt, net of current portion	1,088	1,843
Redeemable convertible preferred stock warrants	—	204
Other long-term liabilities	336	455
Total liabilities	6,232	5,878
Redeemable convertible preferred stock: par value $0.001 per share; 5,000,000 and 59,314,030 shares authorized at September 30, 2007 and December 31, 2006, respectively; 0 and 43,686,122 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	46,761
Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity (deficit) common stock: par value $0.001 per share; 120,000,000 and 100,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 20,970,581 and 2,051,269 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	21	2
Subscription receivable	—	(4)
Additional paid-in capital	136,456	1,772
Deficit accumulated during the development stage	(83,635)	(39,109)
Total stockholders’ equity (deficit)	52,842	(37,339)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$59,074	$15,300

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

					Period from
	Three months ended		Nine months ended		May 9, 2003
	September 30,		September 30,		(date of inception)
	2007	2006	2007	2006	through September 30, 2007

Grant revenue	$230	$—	$465	$—	$624

Operating expenses
Research and development	7,242	4,182	17,925	9,667	44,912
General and administrative	3,615	1,877	10,176	4,467	23,680
Total operating expenses	10,857	6,059	28,101	14,134	68,592
Operating loss	(10,627)	(6,059)	(27,636)	(14,134)	(67,968)
Interest income	736	224	1,430	598	2,859
Interest expense	(73)	(81)	(180)	(93)	(386)
Net loss	(9,964)	(5,916)	(26,386)	(13,629)	(65,495)

Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	(18,140)	—	(18,140)

Net loss attributable to common stockholders	$(9,964)	$(5,916)	$(44,526)	$(13,629)	$(83,635)
Net loss attributable to common stockholders per share—basic and diluted	$(0.48)	$(4.42)	$(4.26)	$(11.30)
Weighted average number of common shares used in computation—basic and diluted	20,573,636	1,337,990	10,449,355	1,206,385

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Period from
	Nine months ended		May 9, 2003
	September 30,		(date of inception)
	2007	2006	through September 30, 2007

Cash flows from operating activities:
Net loss	$(26,386)	$(13,629)	$(65,495)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,143	651	2,758
Amortization of lease incentive	(58)	(32)	(128)
Common stock issued for licenses	—	127	147
Stock-based compensation expense	2,395	951	3,890
Interest expense recorded on warrants	(1)	63	136
Changes in operating assets and liabilities:
Unbilled government grant receivable	(71)	—	(230)
Prepaid expenses and other current assets	(147)	(186)	(515)
Accounts payable	100	(16)	1,569
Accrued expenses and other current liabilities	1,121	189	2,271
Other long-term liabilities	(34)	411	377

Net cash used in operating activities	(21,938)	(11,471)	(55,220)

Cash flows from investing activities:
Purchases of property and equipment	(1,349)	(2,149)	(5,769)
Increase in restricted cash	—	(450)	(450)
Purchases of short-term investments	—	(7,478)	(34,709)
Maturities of short-term investments	795	3,205	34,709

Net cash used in investing activities	(554)	(6,872)	(6,219)

Cash flows from financing activities:
Proceeds from debt issuances	—	1,029	2,473
Payments on debt	(454)	—	(454)
Deferred initial public offering costs	(1,742)	—	(1,831)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	19,994	19,892	66,405
Proceeds from bridge loan	—	—	350
Proceeds from issuance of common stock	—	26	26
Proceeds from issuance of restricted common stock	4	232	339
Payments to employees for cancelled restricted common stock	(57)	—	(57)
Proceeds from exercise of stock options	5	13	35
Proceeds from initial public offering	49,011	—	49,011

Net cash provided by financing activities	66,761	21,192	116,297

Net increase in cash and cash equivalents	44,269	2,849	54,858
Cash and cash equivalents, beginning of period	10,589	8,566	—
Cash and cash equivalents, end of period	$54,858	$11,415	$54,858

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$181	$21	$250

Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$—	$88	$—
Conversion of bridge loan to equity	$—	$—	$—
Beneficial conversion feature related to Series B redeemable convertible preferred stock	$18,140	$—	$18,140
Conversion of preferred stock to common stock	$66,755	$—	$66,755
Conversion of preferred stock warrants to common stock warrants	$162	$—	$162

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at September 30, 2007, as defined by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company’s fiscal year ends on December 31. The Company operates as one reportable segment.

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

2. Initial Public Offering

On May 24, 2007, the Company completed its initial public offering (“IPO”) of 5,400,000 shares of common stock at an initial public offering price of $9.00 per share. Net proceeds were approximately $43.9 million after deducting underwriting discounts and commissions and offering expenses paid by the Company. Total fees and expenses paid by the Company, excluding underwriting discounts and commissions were approximately $1.8 million which includes legal, accounting and printing costs and various other fees associated with registration and listing of the Company’s common stock.

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

3. Recent Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows. At the adoption date of January 1, 2007 and also at September 30, 2007, the Company had no unrecognized tax benefits.

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

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock, and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would have been antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the three months and nine months ended September 30, 2007 and 2006, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock options	1,787,428	642,117	1,399,009	491,383
Unvested restricted stock	407,609	338,472	474,678	466,605
Warrants	18,040	17,324	18,040	6,790
Redeemable convertible preferred stock	—	9,708,026	6,662,677	8,963,436

5. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”). The Company has no amounts recorded for any unrecognized tax benefits as of September 30, 2007 or January 1, 2007. In addition, the Company did not record any amount for the implementation of FIN 48. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of September 30, 2007 and January 1, 2007, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since May 9, 2003 (date of inception) are open to income tax audit examination by the federal and state tax authorities.

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

6. Commitments and Contingencies

License agreements and patents

In April 2007, the Company entered into an agreement with PerkinElmer LAS, Inc. (“PerkinElmer”), in which PerkinElmer granted the Company a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty bearing license under specified patents. The license from PerkinElmer grants the Company rights under certain patents to produce and commercialize certain of the reagents used in some applications on the HeliScope system, which contain chemicals purchased from PerkinElmer. In exchange for rights licensed from PerkinElmer, the Company is obligated to pay PerkinElmer a portion of the Company’s net revenue from the sale of reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement. The Company has the right to terminate the agreement at any time upon 90 days written notice to PerkinElmer. Each party has the right to terminate the agreement upon breach by the other party subject to notice and an opportunity to cure. The agreement also terminates upon the occurrence of specified bankruptcy events. PerkinElmer has the sole right under the agreement to enforce the licensed patents.

7. Redeemable Convertible Preferred Stock

As of December 31, 2006, the Company had 59,314,030 authorized shares of preferred stock, of which 28,182,246 were designated as Series A redeemable convertible preferred stock and 31,131,784 were designated as Series B redeemable convertible preferred stock. As of September 30, 2007, the Company had 5,000,000 authorized shares of preferred stock with none outstanding.

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

8. Stock-Based Compensation

The Company’s 2007 Stock Option and Incentive Plan (“2007 Option Plan”) was adopted by the Company’s Board of Directors in April 2007 and approved by the Company’s stockholders in May 2007. The 2007 Option Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The Company has reserved 1,440,266 shares of the Company’s common stock for the issuance of awards under the 2007 Option Plan. The 2007 Option Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each January 1, beginning in 2008, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lower number of shares of common stock as determined by the Board of Directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Option Plan also will be available for future awards. In addition, available shares under the Company’s 2003 Stock Option and Incentive Plan, including as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Option Plan.

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

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($in thousands)	2007	2006	2007	2006

Research and development	$269	$24	$741	$52
General and administrative	591	439	1,654	899
Total stock-based compensation expense	$860	$463	$2,395	$951

For the nine months ended September 30, 2007 and 2006, the fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine months ended
	September 30,
	2007	2006

Expected volatility	74.2%	75.7%
Expected option life	6.3 years	7 years
Weighted average risk-free interest rate	4.7%	4.8%
Expected annual dividend yield	none	none

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in this Form 10-Q, including but not limited to, statements regarding our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

We plan to ship our first HeliScope system by the end of 2007 or soon thereafter. It will be comprised of an instrument, its associated reagents and disposable supplies. We believe that we have incurred the substantial majority of the costs related to the development of the initial version of our HeliScope system. We have designed, assembled and are testing multiple prototypes of our HeliScope system, and we are purchasing the subassemblies and components for our first commercial shipments. To ship a commercial version of our product, we need to complete the assembly, testing and performance validation of the system. In addition, we are taking other steps to prepare for the commercial scale manufacture of the system, including the development of manufacturing documentation and the implementation of quality assurance and quality control procedures. We also are manufacturing the proprietary reagents and disposable supplies that are part of the system.

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

Although we plan to ship our first HeliScope system by the end of 2007 or soon thereafter, the first shipments of this product will be subject to various customer evaluation periods with acceptance criteria, and we expect the customer evaluation period to extend beyond the fiscal quarters in which commercial units are shipped. We do not expect to recognize any revenue from product shipments in 2007 and future revenues from sales of proprietary reagents and disposable supplies will depend on the timing of system placements, customers’ use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have not yet commercialized our HeliScope system, we do not have the experience to predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. However, over time we would expect the sales of the reagents and disposable supplies to increase as our installed base of instruments grows and usage of these instruments increases.

We were incorporated in May 2003, and our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at September 30, 2007, as defined by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our fiscal year ends on December 31, and we operate as one reportable segment.

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

Financial Overview

Grant revenue

In September 2006, we were awarded a grant from the National Human Genome Research Institute, a branch of the National Institutes of Health, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. We recognized revenue during the three months and nine months ended September 30, 2007 of $230,000 and $465,000, respectively, in connection with this award. We will continue to recognize revenue under this grant as the related expenses are incurred.

Research and development expenses

Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation.

We are focused on preparing for the launch of the initial version of the HeliScope system and on further improvements to the HeliScope system. All research and development expenses since our inception have been in connection with this project. Even if we ship our first system by the end of 2007, we do not expect to receive cash inflows from shipments until 2008. We believe the development of the initial version of the HeliScope system will be completed shortly before its commercial launch. We believe that we have already incurred the substantial majority of the costs necessary to complete the development of the initial version of the HeliScope system.

Research and development expenses for the three months ended September 30, 2007 and 2006 were $7.2 million and $4.2 million, respectively. Research and development expenses for the nine months ended September 30, 2007 and 2006 were $17.9 million and $9.7 million respectively. From 2006 to 2007, expenses increased as our research progressed and we built infrastructure and hired additional employees with the requisite expertise to execute the next steps in the development process.

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

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $3.6 million and $1.9 million, respectively. General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $10.2 million and $4.5 million, respectively. We expect that these expenses will continue to increase significantly in 2007 and beyond as we hire our specialized sales, marketing and service personnel and increase our finance and administrative staff to support the requirements of being a public company. We also anticipate that we will incur increased expenses for the costs associated with Sarbanes-Oxley compliance, ERP implementation, directors’ and officers’ insurance, investor relations programs and directors’ fees.

Overview of Results of Operations

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006

Grant revenue. We recognized $230,000 and $465,000 of grant revenue during the three and nine months ended September 30, 2007, respectively, and no revenue during the three and nine months ended September 30, 2006. Grant revenue recognized during the three and nine months ended September 30, 2007 related to the reimbursement of expenses in connection with our government research grant.

Research and development expenses. Research and development expenses during the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
($ in thousands)	2007	2006	Change		2007	2006	Change

Research and development	$7,242	$4,182	$3,060	73%	$17,925	$9,667	$8,258	85%

Research and development expenses increased by $3.1 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. The increase was primarily due to a $2.1 million increase in product development costs in support of pre-production activity, which included lab expenses, materials, supplies, temporary help and prototype expenses. Our salary and benefit expenses increased by $1.1 million and our stock-based compensation expense increased by $245,000 due primarily to the hiring of additional personnel to support the pre-production activity.

In comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2007, research and development expenses increased $8.3 million. The increase was again primarily due to increased product development costs of $4.3 million related to pre-production activity, which included lab expenses, materials, supplies, temporary help and prototype expenses. Our salary and benefit expenses increased by $2.8 million and our stock-based compensation expense increased by $689,000 due primarily to the hiring of additional personnel to support the pre-production activity. Increased headcount and pre-production activity required additional space, raising occupancy costs by $678,000. We expect our research and development expenses to continue to increase as we expand our start-up manufacturing efforts this year prior to commercialization and as we continue to invest in future versions of our system.

General and administrative expenses. General and administrative expenses during the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
($ in thousands)	2007	2006	Change		2007	2006	Change

General and administrative	$3,615	$1,877	$1,738	93%	$10,176	$4,467	$5,709	128%

The increase in general and administrative expenses of $1.7 million from the three months ended September 30, 2006 to the three months ended September 30, 2007 was primarily due to an increase in our salary and benefit expenses of $1.0 million and an increase in our stock-based compensation expense of $152,000. These increases were primarily due to the hiring of additional personnel. The increase also included $480,000 related to operating as a public company, including investor relations expenses and consulting fees and $180,000 related to initiating a marketing program.

In comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2007, the increase in general and administrative expenses of $5.7 million was primarily due to an increase in our salary and benefit expenses of $2.3 million and our stock-based compensation expense of $755,000 due to the hiring of additional personnel.  The increase also included $1.4 million related to becoming a public company, including legal expenses, investor relations expenses, accounting fees, dues and fees and consulting fees; $818,000 related to initiating a marketing program; and $341,000 for patent filings. We expect our general and administrative expenses to increase as we expand our sales and marketing functions, and incur additional administrative costs associated with the requirements of being a public company.

Interest income. Interest income for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
($ in thousands)	2007	2006	Change		2007	2006	Change

Interest income	$736	$224	$512	229%	$1,430	$598	$832	139%

The increase in interest income from the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2007 was due primarily to higher cash and cash equivalents during the three months and nine months ended September 30, 2007 in connection with the receipt of proceeds from the IPO.

Interest expense. Interest expense was $73,000 for the three months ended September 30, 2007 and $180,000 for the nine months ended September 30, 2007, compared to $81,000 and $93,000 during the three and nine months ended September 30, 2006, respectively. The interest expense was related to interest paid on a term loan under a line of credit facility and security agreement entered into in June 2006, and interest expense related to the Series B redeemable convertible preferred stock warrants that were issued in connection with the line of credit facility.

Liquidity and Capital Resources

We have incurred losses since our inception in May 2003 and, as of September 30, 2007 we had an accumulated deficit of $83.6 million. We have financed our operations to date principally through the sale of preferred stock and common stock, including our IPO, debt financing and interest earned on investments. Through September 30, 2007, we have received net proceeds of $66.8 million from the issuance of preferred stock, $47.5 million through the issuance of common stock, including our IPO, and $2.5 million in debt financing from a lender to finance equipment purchases. Working capital as of September 30, 2007 was $50.8 million, consisting of $55.6 million in current assets and $4.8 million in current liabilities. Working capital as of December 31, 2006 was $8.7 million, consisting of $12.0 million in current assets and $3.4 million in current liabilities. Our cash, cash equivalents and short-term investment balances are held in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

The following table summarizes our net increase in cash and cash equivalents for the nine months ended September 30, 2007 and 2006:

	Nine months ended
	September 30,
($ in thousands)	2007	2006

Net cash provided by (used in):
Operating activities	$(21,938)	$(11,471)
Investing activities	(554)	(6,872)
Financing activities	66,761	21,192

Net increase in cash and cash equivalents	$44,269	$2,849

Net cash used in operating activities was $21.9 million for the nine months ended September 30, 2007 compared to $11.5 million for the nine months ended September 30, 2006. The $10.5 million increase was primarily due to an increase in the net loss of $12.8 million, partially offset by an increase in non-cash stock-based compensation expense of $1.4 million, an increase in the change in accrued expenses and other current liabilities of $932,000, and an increase in non-cash depreciation and amortization expense of $466,000.

Net cash used in investing activities was $554,000 for the nine months ended September 30, 2007 compared to $6.9 million for the nine months ended September 30, 2006. The $6.3 million decrease was primarily due to a $7.5 million decrease in the cash used in the purchases of short-term investments and the increase in restricted cash of $450,000 during the nine months ended September 30, 2006, partially offset by a $2.4 million decrease in cash provided by maturities of short-term investments.

Net cash provided by financing activities was $66.8 million and $21.2 million for the nine months ended September 30, 2007 and 2006, respectively. The $45.6 million increase was primarily due to $49.0 million of cash proceeds from the initial public offering, partially offset by $1.7 million of IPO costs and a $1.0 million decrease in cash proceeds from debt issuances.

Operating capital and capital expenditure requirements

To date, we have not shipped any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop and prepare for the commercial launch of our HeliScope system and develop the corporate infrastructure required to manufacture and sell our products and operate as a publicly traded company.

We do not expect to generate product revenue until 2008. We believe that our existing cash, cash equivalents and investment balances, and interest income we earn on these balances will be sufficient through the end of 2008. It is difficult to predict the actual rate of product sales as a result of the complex nature of the HeliScope system and its expected long sales cycle. If our available cash, cash equivalents and investment balances and net proceeds from the initial public offering of our common stock, which we completed in May 2007, are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into another credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

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

Working capital as of September 30, 2007 was $50.8 million, consisting of $55.6 million in current assets and $4.8 million in current liabilities. Working capital as of December 31, 2006 was $8.7 million, consisting of $12.0 million in current assets and $3.4 million in current liabilities.

Contractual obligations

A summary of our contractual obligations is included in our Registration Statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on May 24, 2007. We reviewed our contractual obligations as of September 30, 2007 and determined that there were no significant changes from the ones set forth in our Form S-1.

License agreements and patents

We have fixed annual costs associated with license agreements into which we have entered. In addition, we may have to make contingent payments in the future upon realization of certain milestones or royalties payable under these agreements.

Line of credit facility and security agreement

In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation (“GE Capital”). The credit facility provides that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve’s three year Treasury Constant Maturities Rate. The end of the advance period is December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments are required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of September 30, 2007, advances on the credit facility were $2.5 million at a weighted-average interest rate of 10.1%.

OFF-BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2007 and 2006, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Registration Statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on May 24, 2007, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; revenue recognition; inventory; allowance for doubtful accounts; and net operating losses and tax credit carryforwards. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2007. We did not make any changes in those policies during the nine months ended September 30, 2007, except for the changes related to the adoption of FIN 48. FIN 48 prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 5, Income Taxes, in the Notes to Consolidated Financial Statements for additional information.

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

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.

RISKS RELATED TO OUR BUSINESS

We are beginning to assemble and test our first commercial product, the HeliScope system, but have not yet sold any of these systems. We may not be able to successfully complete the manufacturing process and ship the HeliScope system, in which event our business would be materially harmed.

To ship our HeliScope system, we need to complete the assembly, testing and performance validation of the system. In order to initiate our commercial launch of the HeliScope system, we need to take other steps to prepare for the commercial scale manufacture of the system, including the development of manufacturing documentation and the development and implementation of quality assurance and quality control procedures. We also need to manufacture the proprietary reagents and disposable supplies that are part of the system or have them manufactured for us by third parties. If we are unable to successfully complete these tasks, we may not be able to ship our HeliScope system in a timely manner, or at all, which would materially harm our business. In addition, although we believe that we have already incurred the substantial majority of the costs related to the development of the initial version of our HeliScope system, if we experience unanticipated delays or problems, these costs could substantially increase, which would materially harm our business. In addition, any unanticipated delays or problems could impede our ability to ship the HeliScope system by the end of 2007, or soon thereafter and may further delay our ability to begin commercial launch.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses of $10.9 million and $20.6 million in the years ended December 31, 2005 and 2006, respectively. As of September 30, 2007, we had an accumulated deficit of $83.6 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In 2006, we used cash in operating activities of $16.5 million and had capital expenditures totaling $2.8 million. In the first nine months of 2007, we used cash in operating activities of $21.9 million and had capital expenditures totaling $1.3 million. We expect our cash expenditures to increase significantly in the near term.

Accordingly, we will need to generate significant revenue to achieve profitability. While we expect to begin shipment of the HeliScope system in the fourth quarter of 2007 or soon thereafter, because our products will be subject to acceptance testing by our customers we do not expect to have any recognizable revenue from the sales of our instruments until at least 2008. We currently do not have any orders for the HeliScope system. Moreover, even after we begin selling our products, we expect our losses to continue as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If our technology fails to achieve and sustain sufficient market acceptance, we will not generate expected revenue.

Our success depends, in part, on our ability to develop products that displace current technology, as well as expand the market for genetic analysis to include new applications that are not practical with current technology. To accomplish this, we must develop and successfully commercialize our HeliScope system for use in a variety of life science applications. These markets are new and emerging and there can be no assurances that they will develop as quickly as we expect or that they will reach their full potential. There is no guarantee, even if our technology is able to successfully reduce the cost and improve the performance of genetic analysis relative to existing products, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our systems or to expand the market for genetic analysis to include new applications. Even if we are able to successfully implement our technology, we may fail to achieve or sustain market acceptance of our HeliScope system by academic and government research laboratories and pharmaceutical, biotechnology and agriculture companies, among others, across the full range of our intended life science applications. Any such failure would materially harm our future sales and revenue. The price of the HeliScope instrument is significantly greater than the instrument cost of current market-leading sequencers, which may adversely affect our ability to penetrate or grow the market for genetic analysis. In addition, if our products are only utilized as a replacement for existing DNA sequencing technology, we may face a much smaller market than we currently anticipate.

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

We are substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Stanley N. Lapidus, our Chairman and Chief Executive Officer, J. William Efcavitch, PhD, our Senior Vice President of Product Research and Development and Stephen J. Lombardi, our President and Chief Operating Officer. We do not maintain employment contracts with any of our employees. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our products and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition.

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

Our products are not currently subject to U.S. Food and Drug Administration (“FDA”) clearance or approval. However, in the future, certain of our products or related applications could be subject to FDA regulation; the FDA’s regulatory jurisdiction could be expanded to include our products, or both. Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such regulation and restrictions may materially and adversely affect our business, financial condition and results of operations.

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

We have limited history operating as a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

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

Currently, our patent portfolio relating to our proprietary technology is comprised, on a worldwide basis, of fifteen issued patents and 133 pending patent applications which, in either case, we own directly or for which we are the exclusive or semi-exclusive licensee. Some of these patents and patent applications are foreign counterparts of U.S. patents or patent applications. The issued patents expire on dates ranging from 2018 through 2024. We may not be able to maintain and enforce existing patents or obtain further patents for our products, processes and technologies. Even if we are able to maintain our existing patents or obtain further patents, these patents may not provide us with substantial protection or be commercially beneficial. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate unimpeded by the patent rights of others. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed patent applications that are similar in scope to ours, and in the future are likely to file patent applications that are similar or identical in scope to ours or those of our licensors. We cannot predict whether any of our competitors’ pending patent applications will result in the issuance of valid patents. Moreover, we cannot assure investors that any such patent applications will not have priority or dominate over our patents or patent applications. The invalidation of key patents owned by or licensed to us or non-approval of pending patent applications could increase competition, and materially adversely affect our business, financial condition and results of operations. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of our technologies, or, if patents are issued to us, design around the patented technologies developed by us.

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

Certain of our directors and executive officers and their affiliates collectively control approximately 73.44% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

In addition, the holders of an aggregate of approximately of 14 million shares of our common stock, as of September 30, 2007, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered the issuance of all shares of common stock that we have issued and may issue under our employee option plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance, subject to lock-up agreements. In addition, as of September 30, 2007, there were 18,040 shares of common stock issuable upon the exercise of common stock warrants and 277,777 shares of common stock reserved for future issuance as charitable contribution to the Broad Institute of MIT and Harvard that will become eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act of 1933, as amended.

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

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Also, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote. Accordingly, given that our executive officers, directors and their affiliates collectively own approximately 73.44% of our outstanding common stock, certain of these persons acting together will have the ability to block any such amendment.

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

Use of Proceeds from Public Offering of Common Stock

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

Of the $47.2 million of net proceeds we received in our initial public offering, including the exercise of the over-allotment options, through September 30, 2007, we have spent approximately $3.2 million on underwriting discounts and commissions and approximately $1.8 million for payment of expenses related to our initial public offering.  Additionally, we have spent $2.9 million on pre-production research and development expenses. None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

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

Not applicable.

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

Dated: November 5, 2007	/s/ Stanley N. Lapidus
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2007	/s/ Louise Mawhinney
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certifications pursuant to 18 U.S.C. Section 1350