Form 10-K
period 2007-12-31
HELICOS BIOSCIENCES CORP
filed 2008-03-17
CIK 1274563

Use these links to rapidly review the document
HELICOS BIOSCIENCES CORPORATION FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 001-33484

HELICOS BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	05-0587367 (I.R.S. Employer Identification No.)
One Kendall Square Building 700 Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)
Registrant's telephone number, including area code: (617) 264-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer, large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on February 29, 2008, as reported by the NASDAQ Global Market, was approximately $60,555,149. For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

         As of February 29, 2008, the Company had 21,004,461 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to the registrant's 2008 Annual Meeting of Stockholders, to be held on May 22, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

HELICOS BIOSCIENCES CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

OVERVIEW

        Helicos BioSciences Corporation is a life sciences company focused on innovative genetic analysis technologies for the research, drug discovery and clinical diagnostics markets. Our products are based on our proprietary True Single Molecule Sequencing (tSMS)™ technology which enables rapid analysis of large quantities of genetic material by directly sequencing single molecules of DNA or single DNA copies of RNA. This approach differs from current methods of sequencing DNA because it analyzes individual molecules of DNA directly instead of analyzing a large number of copies of the molecule produced through complex sample preparation techniques. Our tSMS technology eliminates the need for costly, labor-intensive and time-consuming sample preparation techniques, such as amplification or cloning, which are required by other methods to produce a sufficient quantity of genetic material for analysis. By enabling direct sequencing of single DNA molecules, we believe that our tSMS technology represents a fundamental breakthrough in genetic analysis.

        Most of the common diseases that account for significant morbidity and mortality, such as cancer, heart disease and diabetes, have complex genetic components, which researchers are seeking to understand fully through genetic analysis. In the last 20 to 30 years, scientists have developed a variety of genetic analysis methods, including DNA sequencing, gene expression analysis and genotyping. In 2006, sales of systems, supplies and reagents for performing these genetic analysis methods represented an approximately $5 billion market worldwide according to Strategic Directions International. Despite their broad use, most existing technologies have significant cost, accuracy and throughput limitations and lack the capacity for cost-effective and comprehensive genome-wide analysis on large numbers of samples. Knowledge of the human genome has grown dramatically since the first genome sequence was determined earlier this decade. Recent research suggests that a significant portion of what was once thought to be non-functional "junk DNA" is functionally active. To fully understand the biology of gene and genome regulation, we believe that researchers are contemplating experiments on an exponentially larger scale involving thousands of patients or thousands of compounds. Many scientists believe that these experiments would be enabled by a 10,000-fold decrease in the cost per base of reagents and supplies for DNA sequencing.

        The 2007 calendar year represented an inflection point in both our knowledge of genome structure and function, and in the application of this knowledge to understanding the genetics of disease and of health. We have seen remarkable progress in the elucidation of the genetic factors of common disease. The international ENCODE research program revealed new insight into the complexity of the human genome through a detailed examination of approximately 1% of the human genome. In confirming the hypothesis that the genome is composed of many more functional units than thought plausible six years previously when the human genome was first sequenced, the scientific community also recognized that new analytical tools which allow unbiased views of the entire genome are required. Whole genome association studies which assess some one million common human genetic differences called single nucleotide polymorphisms, or SNPs, have shone light on regions of the genome associated with disease and health. These variations, valuable in their own right, do not begin to tell the whole story of human genetics. The sequencing of two human genomes, including both copies of their 26 chromosomes completed in 2007 revealed a much greater level of human genome variation (some 10 fold more) than expected. Lastly, consumer genetics companies were formed in 2007, offering people around the world access to portions of their common genome variation for the first time. This momentum continues with the announcement of the 1,000 Genomes Project in January 2008, an international consortium was formed to sequence 1,000 human genomes to create a database of human variation unprecedented in the history of science.

        With all this activity in the marketplace, we believe that our tSMS technology will represent the first comprehensive and universal solution for single molecule genetic analysis and that its adoption can expand the market for genetic analysis while substantially lowering the cost of individual analyses. Our goal is to enable production-level genetic analysis on an unprecedented scale by providing scientists and clinicians with the ability to compare genes and genomes from thousands of individuals. If our tSMS-based products are successful, the information generated from using these products may lead to improved drug therapies, personalized medical treatments and more accurate diagnostics for cancer and other diseases.

        Our Helicos™ Genetic Analysis Platform is designed to obtain sequencing information by repetitively performing a cycle of biochemical reactions on individual DNA molecules and imaging the results after each cycle. The platform consists of an instrument called the HeliScope™ Single Molecule Sequencer, an image analysis computer tower called the HeliScope™ Analysis Engine, associated reagents, which are chemicals used in the sequencing process, and disposable supplies.

        The imaging capability of the HeliScope Sequencer is designed to accommodate performance beyond what is needed to meet the platform's initial goals, providing the flexibility to introduce substantial throughput and cost improvements in the future without major changes to or replacement of the instrument. We believe that the Helicos Genetic Analysis Platform will ultimately enable the automated, parallel sequencing of billions of individual DNA molecules at orders of magnitude greater speed and lower cost than the current market-leading sequencing systems.

BACKGROUND ON DNA STRUCTURE AND FUNCTION

        The genetic program that controls a living cell is encoded in its DNA. The diagram below shows the typical double-helix structure of DNA. The two strands are made of subunits called nucleotides, each of which contains a phosphate, a sugar and a side-chain called a base. The phosphates and sugars form the backbone of the polymer, and the bases face each other. The letters A, G, T and C represent the four types of nucleotide bases: adenine, guanine, thymine and cytosine.

The bases align with each other in a complementary structure held together by hydrogen bonds. A "T" on one strand always bonds with an "A" on the other strand, and a "G" on one strand always bonds with a "C" on the other strand. This bonding between DNA strands is called hybridization, and the resulting structure is called a base pair.

        The genome of an organism is a complete DNA sequence of that organism. The human genome contains about three billion base pairs of DNA, which is represented twice in each cell. In a human, the individual acquires one version of the genome from the mother and one version from the father.

        The human genome includes approximately 30,000 genes. Genes are segments of DNA that contain the information needed for a cell to make proteins. Each gene has one or more parts called coding regions that specify the sequence of amino acids for that protein. Genes also contain regulatory elements that determine when, where and how much protein is made. While it is currently understood that approximately 97% of the human genome does not code for proteins, recent research suggests that this non-coding DNA also contains important regulatory elements which plays an important role in controlling when and how much genes are expressed.

        The process of making proteins using the information in DNA involves a process called gene expression. To express a gene, enzymes called RNA polymerases transcribe the coding region into molecules of messenger RNA, or mRNA. The mRNA moves from the nucleus into the cytoplasm, where the cell's protein synthesis machinery translates the genetic sequence information and assembles a chain of amino acids into a protein.

        On June 26, 2000, scientists announced completion of the rough draft human genome sequence. This ten-year effort, known as the Human Genome Project, yielded many surprising discoveries. Among these was the realization that the human genome contains roughly the same number of genes, about 30,000, as other mammalian species. Moreover, the vast majority of genes and their sequences were found to be remarkably similar among different species. Much ongoing research involves understanding the subtle variations in genes and regulatory regions of the genome that make a human different from a mouse, and make individuals within a species different from each other.

        Studying how genes and proteins differ between species and among individuals within a species helps scientists to determine their functions and their roles in health and disease. Inherited genetic variations among individuals contribute to differences in susceptibility to diseases and responses to drug treatments. Recent studies across the genomes of several individuals has begun to point to the fact that variation between any two individuals is significantly greater than anticipated, which opens the door for further understanding the spectrum of human diseases and differing responses to dietary, life style and environmental inputs in our daily lives.

        Genetic mutations that arise in the body can lead to the development of cancer and other diseases. The current understanding of cancer suggests that a relatively few changes to key elements in genes or regulatory regions can lead to the wildly differing phenotypes which are the characteristic of cancers. A research goal of cancer biology is to be able to understand how cancers differ at the genomic level and to use this information to match the correct therapy to a specific kind cancer therefore increasing probability of successful treatment.

        In addition, cells of the immune system have the means to rearrange their genes to better fight infection, but faulty operation of this system can lead to inflammatory and autoimmune diseases. Increased understanding of genetic variation is expected to yield improvements in the diagnosis, treatment and even prevention of many diseases.

INDUSTRY OVERVIEW

        Genomic information has become a critical tool to understanding the mechanics of life, the environmental effect on biological systems, diagnosis of disease and the treatment of disease. Life science tools that analyze genomic material have provided tremendous insights into the complexity and variability of the genome and have changed the methods and strategies by which scientists conduct their research. Genomic information enables the possibility and promise of personalized medicine and should bring forth a new era in patient knowledge whereby individuals now can have access to their own genetic information to make informed decisions concerning the prevention and treatment of disease.

Genomic analysis market opportunity

        Since the development of genetic engineering techniques in the 1970s, the analysis of genetic material has become a mainstay of biological research. The first automated DNA sequencer was invented in 1986, based on technology developed by Frederick Sanger and his colleagues in 1975, which is commonly referred to as Sanger sequencing. Subsequent versions of commercial DNA sequencers have increased the speed of DNA sequencing by 3,000 fold, making possible the Human Genome Project. In 1996 the first commercial microarray was introduced and enabled a new era of RNA analysis by measuring gene expression across many genes in a single experiment. Subsequent versions of the commercial microarrays including DNA and RNA have significantly increased the amount of information per run and provided selected SNPs of the whole human genome on a single chip, enabled large scale genome-wide SNP association studies and have been commercialized for several diagnostic applications. Today, manufacturers of systems, supplies and reagents for performing genetic analysis, which includes DNA sequencing, genotyping, and gene expression analysis, serve a worldwide market of approximately $5 billion, according to Strategic Directions International. Strategic Directions International estimates that DNA sequencing serves approximately 17% of this demand for genetic analysis. The remainder of this market is addressed by other genetic analysis methods, such as gene expression analysis and genotyping. Recent studies have demonstrated the complexity and variability of the human genome. This new information will necessitate larger scale studies, and require new methods and strategies that combine different application and data analysis techniques across these larger studies. Sanger methods of DNA and RNA sequencing and microarray based technologies will have limited utility in these new strategies based on their inherent technology limitations, throughput, cost and complexity of sample preparation. Therefore, high throughput technologies that provide complete sequence and quantitative information with simplified workflows and low cost per sample will be required.

The problem

        To explore the next frontier of biomedical research, scientists must design comprehensive experiments on a larger scale than previously thought possible. Current methods of genetic analysis include DNA sequencing, gene expression analysis and genotyping. DNA and RNA sequencing provide the most comprehensive genome-wide information without any prior knowledge of the sequence or sequence variation; however, the limitations of Sanger sequencing technologies restrict their use in large-scale studies and as a replacement for multiple technologies. In particular, limitations of Sanger sequencing include:

  •
  Low throughput.  Scientists measure the throughput of a DNA sequencing technology based on the number of bases analyzed per unit of time. We believe the highest-throughput automated Sanger sequencers can produce up to 2.9 million bases of genomic sequence data per day, or approximately 120,000 bases per hour, based on their performance specifications. Accordingly, we estimate it would take a single Sanger sequencer nearly 50 years to sequence an entire individual human genome. This timeframe is impractical for population disease studies as well as for individualized patient analysis and diagnostics.

  •
  Lack of sensitivity.  Sanger sequencing instruments inherently lack the sensitivity to analyze single molecules and therefore require the use of amplification or cloning to make thousands to millions of copies of DNA to obtain sufficient genetic material for sequencing. A preferred method of amplification involves a biochemical process known as a polymerase chain reaction, or PCR. However, PCR introduces new errors in the analyzed genetic sequence in each round of the copying process, which may result in incorrect and possibly misleading results. In an important recent study of mutations in cancer cells published in the October 2006 edition of Science, PCR-related errors accounted for more than one-third of the putative candidate mutations. In addition, the use of amplification or cloning results in a population of molecules, the sequences of which are averaged together, thus making it difficult to detect low-prevalence sequence variations in the starting sample.

  •
  High cost.  The cost of sample preparation and sequence analysis for a complete individual human genome using current Sanger sequencing methods is approximately $15 million according to the National Institutes of Health. The high cost of sequencing has restricted scientific research. For example, for almost twenty years the scientific community has understood that cancer is a disease arising from mutations of the tumor genome yet not a single complete cancer genome has been sequenced to date.

  •
  Complex and hard-to-use.  Sanger sequencing technologies require extensive, labor-intensive and time-consuming sample preparation processes. These sample preparation processes often involve costly additional capital equipment, reagents, supplies and physical space as well as experimental redundancy to account for human error or limitations in accuracy. Thus, the complexity of sample preparation creates workflow bottlenecks in applying Sanger sequencing to large numbers of samples.

        In response to these limitations, recently introduced next generation sequencing technologies seek to improve the speed and reduce the per base cost of sequencing. However, these new technologies continue to be limited by their sensitivity to the need for amplification or cloning to obtain enough DNA or RNA from a sample for their instruments to adequately read the sequence. As with Sanger-based sequencing technologies, this requirement for amplification or cloning adds to the cost and complexity of these sequencing methods, limits the scalability of sample preparation and may limit the accuracy of the data they produce. Moreover, these next generation sequencing technologies appear to possess biases and are hampered by their lack of quantitative accuracy which may limit their applicability to the broader genetic analysis space.

        In the past, the prohibitive cost of high-volume sequencing at the genome scale has caused scientists to use other genetic analysis technologies to examine discrete aspects of gene structure or function. For example, researchers use gene expression analysis to compare amounts of mRNA made from different genes, and genotyping to examine specific gene segments known to contain sequence variations, called single nucleotide polymorphisms, or SNPs. Technologies available for gene expression analysis and genotyping include:

  •
  chip- or bead-based microarrays, in which collections of short DNA molecules are attached to the surface of a glass chip or to beads and used to determine the identity and abundance of particular DNA or RNA molecules in a sample; and

  •
  real-time PCR, also called RT-PCR, which is the method of biochemically copying or amplifying the DNA in a sample through a process called PCR in which the identity and quantity of amplified DNA from the sample is measured as the analysis is performed.

        While these other genetic analysis technologies address the cost limitations of DNA and RNA sequencing, they generally provide only limited information and suffer from a range of technical limitations, the most important of which is the high cost of replacement as new sequence information is added and products are updated. The following table summarizes the advantages and disadvantages of the genomic analysis technologies described above:

Comparison of established genomic analysis technologies

Analysis	Description	Technology	Advantages	Disadvantages
Sequencing	Determination of the complete sequences of DNA or RNA molecules	Automated Sanger-based instruments	• Comprehensive sequence information • Industry standard technology	• High cost • Low throughput • Complex sample preparation

Next Generation Sequencing	Determination of the complete sequences of DNA and RNA molecules	Ensemble-on-bead based technologies	• Comprehensive sequence information • High throughput/lower cost per sequence • Seen as "upgrade" to Sanger sequencers	• Complex sample preparation • Limited scalability • High cost of sample preparation • Limited quantitation

Gene Expression Analysis	Detection and quantitation of RNA to determine gene expression levels	DNA arrays on chips or beads	• Can perform genome-wide analysis of expressed genes • Widely available	• Low sensitivity • Relative quantitation • Limited sequence information • Limited to known genomic sequences • Biased based on templates

		RT-PCR	• Absolute quantitation • Highest sensitivity	• Higher cost per gene than arrays • Labor intensive • Not scalable

Genotyping	Analysis of short specific sequences within genomic DNA to look for known variants	DNA arrays on chips or beads	• High throughput/low cost per genotype • Can be applied to large numbers of samples	• Provides only limited genomic information • Only interrogates known sequence variants
		RT-PCR	• Higher sensitivity than arrays	• Provides very limited genomic information • Higher cost per genotype than arrays • Biased based on templates

        The scope and pace of much important research, and the routine application of genomic information in clinical medicine, remain limited by the cost and throughput of the currently available genomic analysis systems. Many scientists believe that a further 10,000-fold decrease in the cost per base of reagents and supplies for DNA sequencing using basic Sanger techniques would enable unprecedented research and large-scale clinical and other scientific studies. This goal is endorsed by the National Institutes of Health, whose National Human Genome Research Institute established the "Revolutionary Genome Sequencing Technologies—The $1,000 Genome," grant program to fund researchers' efforts to develop technology to enable the complete sequencing of an individual human genome at a cost of approximately $1,000. This goal is measured by the cost of the consumables used in the sequencing of the human genome and without regard to the cost of the sequencing instrument. In September 2006, we received a $2 million grant under this program to foster our technology development on the path to the $1,000 genome.

        Scientists have long realized that many of the disadvantages of ensemble based sequencing could be addressed through the direct sequencing of single molecules. This ability to directly measure individual sequences would reduce the cost and complexity of large scale experiments while increasing sensitivity. The simplicity of the sample preparation and detection would also provide the capability to combine multiple application techniques in order to get the most comprehensive view of each sample. For nearly 20 years, researchers have attempted without success to develop such a single molecule sequencing technology. Past efforts fell short largely due to complexity or technological hurdles in signal detection, surface materials, biochemistry, enzymology, bioinformatics, automation or engineering. In 2003, one of our co-founders, Stephen R. Quake, DPhil, demonstrated, we believe for the first time, that sequence information could be obtained from single molecules of DNA. We have replicated and improved upon Professor Quake's approach to develop our True Single Molecule Sequencing (tSMS)™ technology. We are not aware of any company that has successfully reported results from single molecule sequencing technology.

THE HELICOS SOLUTION

        Our True Single Molecule Sequencing (tSMS)™ technology is a powerful new approach that directly measures single molecules and will enable the large-scale analysis of DNA and RNA. We believe our Helicos™ Genetic Analysis System, based on this technology, has the potential to deliver unprecedented performance compared to the current market-leading sequencing and microarray methods. This novel approach allows our system to directly measure billions of individual sequences in parallel and avoids the need for complex sample preparation techniques, amplification or cloning required by existing methods. Our products utilizing our tSMS technology will benefit from simple, scalable sample preparation techniques and automated high-throughput sequencing processes that will enable sequencing at significantly greater speed and lower cost than other methods. This technology will provide scientists and clinicians with extensive capabilities for basic and translational research, for pharmaceutical research and development, and for the development and clinical application of genomic diagnostics. We believe that our products based on our technology will ultimately make it practical to compare genes, genomes, and transcriptomes from thousands of individuals, thereby enabling revolutionary biomedical research. In turn, subsequent discoveries may lead to more accurate molecular diagnostics for cancer and other diseases, improved drug therapies and personalized medical treatments.

        Our Helicos Genetic Analysis System is designed to provide the following advantages over current Sanger sequencing technologies:

  •
  Enhanced throughput.  Scientists measure the throughput of a DNA sequencing technology based on the number of bases analyzed per unit of time. Initially, we expect the HeliScope™ Single Molecule Sequencer to achieve throughput of approximately 25 to 90 million analyzable bases per hour, depending on the application. This compares to a throughput of approximately 120,000 bases per hour for Sanger sequencing technologies and approximately 21 million bases per hour for next-generation Sanger sequencers. In addition, we have designed the imaging capability of the HeliScope Sequencer to accommodate a maximum throughput approaching one billion bases per hour, which would represent a more than 40-fold improvement over the published specifications of current market-leading sequencing technologies. To achieve this additional increase in throughput, we will need to significantly improve the efficiency and accuracy of the system's sequencing reactions or the density of strands of DNA that bind to the surface of the flow cell in which the sequencing reactions take place and make corresponding enhancements to the image processing subsystem.

  •
  Increased sensitivity.  Our tSMS technology has the sensitivity to directly image and analyze single DNA and RNA molecules. Therefore, our HeliScope Sequencer will not require the sample preparation processes of existing sequencing technologies, which are costly, time-consuming and may introduce errors.

  •
  Simplicity.  Because the sample preparation process for genome sequencing using our HeliScope Sequencer involves only small quantities of reagents and a few simple steps, we believe that it will be less costly, less time-consuming, and less error prone than the sample preparation processes used in current technologies.

  •
  Lower cost.  According to published price quotes from research core laboratories and other sequencing providers, the price of sequencing using current market-leading sequencing methods is approximately $3 per thousand bases of sequencing data. We believe that the largest genome sequencing centers charge approximately $1 per thousand bases. In large scale studies, we expect that our initial Helicos System will enable users to generate sequencing information at a cost per thousand bases for reagents and supplies that is more than 100 fold lower. We are planning improvements, some of which are under way, that are designed to achieve a further per base cost reduction of approximately 100-fold without requiring major modifications to the instrument. These improvements relate to enhancing the performance of the system's reagents and disposable supplies and enhancing the image processing subsystem, increasing the number of DNA molecules that the HeliScope Sequencer can analyze per run and improving fluid handling to decrease reagent consumption.

  •
  Scalability.  The sample preparation process is highly scalable because it does not require the need for complex sample preparation techniques, amplification or cloning required by existing methods.

        We believe that our Helicos System can be used as a universal method of genetic analysis potentially replacing existing methods of gene expression analysis and genotyping. Based on its anticipated performance, we believe that the initial version of our Helicos System will be able to perform applications of gene expression analysis at a comparable cost per sample, and in the case of high volume analyses, a significantly lower cost, in comparison with current technologies.

Our True Single Molecule Sequencing (tSMS)™ Technology

        Our True Single Molecule Sequencing (tSMS)™ technology enables the simultaneous sequencing of large numbers of strands of single DNA molecules. The first step of our single molecule sequencing approach is to cut, or shear, a sample of DNA into relatively small fragments. The double helix of each fragment is then separated into its two complementary strands. Each strand is used as a template for synthesis of a new complementary strand. This is accomplished through a series of biochemical reactions in which each of the four bases are successively introduced. If the introduced base is complementary to the next base in the template, it will be added to the new strand. Each of the added bases is tagged with a fluorescent dye, which is illuminated, imaged and then removed. The sequence of each new DNA strand is determined by collating the images of the illuminated bases from each cycle of highly specific incorporation and imaging. The raw sequencing data is then analyzed by computer algorithms.

        The series of figures below outlines an example of how our tSMS technology operates to sequence single molecules from genomic DNA. The actual process our HeliScope™ Single Molecule Sequencer will utilize to sequence DNA molecules will depend on the application.

Figure 1
To prepare the sample for sequencing, the genomic DNA is first cut into small pieces of about 100 bases. The enzyme called terminal transferase is then used to add a string of "A" nucleotides to one end of each strand. Then, a nucleotide labeled with a single fluorescent dye molecule is added to the end of the strand.

Figure 2 Inside the flow cell, short strands of "T" nucleotides, called primers, have already been attached to the surface.

Figure 3
When the DNA sample is added, the strings of "As" on each DNA strand hybridize with the strands of "Ts" on the surface, anchoring the sample strands to be sequenced. The sample strands will act as a template and the strand of Ts as a "primer" for DNA synthesis. A laser subsystem illuminates the flow cell and the camera records the location of each captured sample strand. A mechanical stage moves the flow cell in sequential steps to allow the camera to image the entire active area of the flow cell. The dye molecules are then cleaved and washed away.

Figure 4
An enzyme called DNA polymerase and the first of the four types of our proprietary fluorescently labeled nucleotides are added. If the nucleotide is complementary to the next base in the template strand, the polymerase will add it to the primer strand. The nucleotides are designed to inhibit the polymerase from incorporating more than one base at a time on the same strand. Excess polymerase and unincorporated nucleotides are then washed away.

Figure 5
The laser subsystem illuminates the flow cell and the camera records the locations where fluorescently labeled nucleotides were added. The fluorescent dye molecules are then cleaved from the labeled nucleotides and washed away.

Figure 6
The process outlined in Figures 4 and 5 is repeated with each of the four types of labeled nucleotides. Repeating this cycle for a total of 120 times adds an average of more than 29 nucleotides to the primer strand. The number of bases added to a primer is the "read length."

Figure 7
The system's computer analyzes the series of images from each cycle and determines the sequence of bases in the template strand. The sequence is "read" by correlating the position of a fluorescent molecule in its vertical track with the knowledge of which base was added at that cycle. Finally, the sequence data is exported to another computer system for further analysis depending on the application.

The Helicos™ Genetic Analysis Platform

        The Helicos™ Genetic Analysis Platform consists of the following components:

  •
  Helicos™ Genetic Analysis System—The instrument component of the Helicos Genetic Analysis Platform which consists of three major components:

  •
  The HeliScope™ Single Molecule Sequencer which performs the True Single Molecule Sequencing (tSMS)™ chemistry and directly analyzes images of single molecules, producing accurate sequences of billions of templates at a time. The HeliScope Sequencer consists of a high-speed mechanical stage and a laser illumination subsystem, an image acquisition subsystem, a fluid handling subsystem and computer subsystems that control and analyze the sequencing reactions. To operate the instrument, a user loads a prepared sample of DNA or complementary DNA (cDNA) onto our flow cell using the HeliScope™ Sample Loader, places the flow cell on the mechanical stage and inserts our consumable reagent pack into the fluid handling system. From that point onward, all sequencing reactions are conducted automatically by the instrument. After each base is added, the mechanical stage moves the flow cells under a microscope lens. Four lasers illuminate the fluorescent tags of the bases, and a camera images the flow cells through the microscope lens.

  •
  HeliScope™ Analysis Engine which provides computing power for near real-time image analysis and on-board data storage. The on-board data storage is appropriately sized to support two complete runs, enabling flexibility of operation and maximizing uptime. The Analysis Engine operates downstream from the HeliScope™ Sequencer in the data pipeline. It consists of the System Server, Object Finders, and an uninterruptible power supply (UPS). Components are mounted in a single enclosure for locating convenience and installation ease. Data communication between the HeliScope Sequencer and Analysis Engine is accomplished across Gigabit Ethernet (GigE) lines, providing high reliability and allowing for considerable physical distance between components.

  •
  HeliScope™ Sample Loader speeds the loading of samples into the Helicos™ flow cells. It provides 25 discreet loading ports to ensure proper separation of samples and ease of loading.

  •
  Helicos True Single Molecule Sequencing (tSMS)™ Kits.  Application specific reagent kits for sequencing which consists of proprietary formulations of a DNA polymerase enzyme, our proprietary fluorescently tagged bases, our proprietary imaging reagent, a proprietary formulation of a cleavage reagent and our proprietary application specific flow cells that have a proprietary surface coating with the chemical and optical properties needed for single molecule sequencing.

        Consumable reagents.    The biochemical sequencing reactions that occur in the HeliScope Sequencer involve the use of a proprietary formulation of a DNA polymerase enzyme, proprietary fluorescently tagged bases and proprietary imaging reagents. We have developed proprietary nucleotide triphosphates, called Virtual Terminator™ Nucleotides, that allow us to add only one base at a time to each DNA strand. Our proprietary imaging reagents improve the stability of our fluorescent tags and increase their brightness. Our cleavage reagents are used to remove the fluorescent tags from our proprietary bases.

        Disposable supplies.    The HeliScope™ Single Molecule Sequencer is designed to perform sequencing reactions inside two glass flow cells. The system alternates between the flow cells, performing sequencing reactions in one flow cell while recording images from the other. Each flow cell has an active area of about 16 square centimeters and contains 25 separate channels. Our flow cells are designed to allow researchers to sequence separate samples in each channel, which will enable the simultaneous sequencing of at least 50 different DNA samples. The initial version of our flow cell is designed to permit binding of DNA strands at an average density of approximately 100 million strands of DNA per square centimeter, equaling an average of approximately 2.8 billion strands of DNA for both flow cells.

Development Status

        On February 8, 2008 we received our first order for the first Helicos™ Genetic Analysis System from Expression Analysis, of Durham, North Carolina, a market leader in genomic analysis services. Following completion of our internal verification and validation process on the system, we shipped the system to Expression Analysis on March 5, 2008. In anticipation of future orders and shipments, we have other Helicos Systems in various stages of completion on our manufacturing floor. In addition, we maintain a number of production prototypes which are being used to generate supporting data. These prototypes will also be used for help in performance refinement and assist in any sustaining engineering efforts that are required to support our instrument placements and commercialization efforts.

        We will continue our development work on our True Single Molecule Sequencing (tSMS)™ chemistries and applications and generate genetic analysis data using a combination of Helicos Systems and our prototype instruments. Our focus will be on improving chemistry efficiency and performance as well as application specific reagents, consumables and protocols.

Early Market Focus

        Our target market consists of approximately 300 institutions across pharmaceutical and biotechnology companies, the large academic health centers and the private research institutes and genome centers. Our 2008 goal is to focus on the 30 to 40 early adopters that form the beachhead of our commercial strategy. Our early marketing efforts focus on two categories of analysis: DNA sequencing of specific regions of the genome and gene expression analysis of known genes of interest.

        For DNA sequencing, we expect the HeliScope™ Sequencer's initial sequencing reaction efficiency and accuracy will lead to an average throughput of approximately 25 million analyzable bases per hour. At this expected throughput, we intend to focus our marketing efforts on customers interested in sequencing specific regions of the genome on large numbers of samples. These customers are primarily involved in the conduct of disease association studies, cancer research and pharmaceutical development.

        For gene expression, we expect the HeliScope Sequencer's initial sequencing reaction efficiency and accuracy will lead to an average throughput of 90 million analyzable bases per hour. At this throughput, we intend to focus our marketing efforts on customers interested in applying gene expression analysis to drug discovery and to the identification of prognostic indicators of disease.

APPLICATIONS

        The Helicos™ Genetic Analysis System provides new opportunities for large scale genomic studies which encompass many areas of research, development and diagnostic use. The areas where we believe Helicos offers significant opportunity include:

  •
  Studying the Human Genome.  The ENCODE studies published in 2007 provided new insights into the complexity of the human genome. These initial studies, which examined only 1% of the genome architecture revealed a much more dynamic and complex genome state at every level including organization, sequence, expression and regulation. New approaches which allow a window into the genome allowing unbiased interrogation are clearly required to fully understand the genome. The need for new approaches was further validated in 2007 with the publication of two complete human genome sequences which demonstrated levels of human genome variation far exceeding initial expectations. The Helicos System provides the platform to allow such studies to proceed.

  •
  Disease association studies.  2007 represented a landmark year in the search for genes involved in common disease. As we have known common diseases and conditions involve complex genetic factors and environmental interactions to produce the visible measurements or features of disease. In 2007, large scale genetic association studies including the Welcome Trust Case Control Consortium and the Genetic Association Information Network (GAIN) identified multiple genes and gene regions associated with diseases such as coronary artery disease, Type I and Type II diabetes, obesity, Crohn's Disease, rheumatoid arthritis, and bipolar disorder. Yet the common variants associated with these diseases only begin to scratch the surface of the underlying individual variation contributing to these associations. By sequencing the genomes or selected genes from many individuals with a given condition, it may be possible to identify the causative mutations underlying the disease. This research may lead to breakthroughs in disease diagnosis, prevention and treatment.

  •
  Cancer research.  Cancer genetics involves understanding the effects of the inherited genome as well as the tumor genome including acquired mutations and other genetic alterations. Diagnosing and treating cancer therefore requires a more comprehensive understanding of the individual patient tumor genome to better-predict responses to drug therapy. We believe the availability of low-cost genome sequencing on small samples or tumor cell biopsies to characterize acquired changes of the genome that contribute to cancer would enable improved diagnosis and treatment of cancer.

  •
  Pharmaceutical research and development.  Genomics touches every phase of the drug discovery and development process to varying degrees. This includes early target discovery, through candidate selection, clinical trial design and interpretation and ultimately into the marketplace with diagnostics linking genomic information with therapeutic intervention. In early discovery, single molecule sequencing could enable high-throughput screening in a cost-effective manner using large scale gene expression analysis, allowing the study of disease and target pathways to better identify promising drug leads. As lead matter is refined into preclinical candidates, expression profiling may allow a better understanding of compound toxicity and allow those candidates with minimal toxicity profiles to proceed to the clinic. The broad application of genomics in the later phase of drug development has been hampered by the lack of high throughput, cost effective methods to link patient variation with genomic information. In clinical development, our technology could potentially be used to generate individual gene profiles that can provide valuable information on likely response to therapy, both efficacy and adverse events, and provide insight into genomic biomarkers that may provide signatures for patient screening and individualization of therapy.

  •
  Infectious disease.  All viruses, bacteria and fungi contain DNA or RNA. The detection and sequencing of DNA or RNA from pathogens at the single molecule level would provide medically and environmentally useful information for the diagnosis, treatment and monitoring of infections and to predict potential drug resistance. Such sequencing would not require the growth or purification of organisms that can be difficult to culture or work with.

  •
  Autoimmune conditions.  Autoimmune conditions, such as multiple sclerosis, Type I diabetes and lupus, have important genetic components which can be reflected at both the DNA and RNA level. Monitoring the underlying genetic background of patients as well as monitoring RNA expression changes associated with these diseases and corresponding treatment may enable better patient management.

  •
  Clinical diagnostics.  Patients who present with the same disease symptoms often have different prognoses and responses to drugs based on their underlying genetic differences. We believe that delivering patient-specific genetic and genomic information at a reasonable cost represents a multi-billion dollar potential market waiting to be fully realized. Commercial markets for molecular diagnostics include gene- or expression-based diagnostic kits and services, companion diagnostic products for selecting and monitoring particular therapies, as well as patient screening for early disease detection and disease monitoring. Creating more effective and targeted molecular diagnostics and screening tests requires a better understanding of genes, regulatory factors and other disease- or drug-related factors, which we believe our single molecule sequencing technology has the potential to enable.

  •
  Agriculture.  Agricultural research has increasingly turned to genomics for the discovery, development and design of genetically superior animals and crops. The agribusiness industry has been a large consumer of genetic technologies—particularly microarrays—to identify relevant genetic variations across varieties or populations which will be especially useful in species not well studied in the past. Our sequencing technology may provide a more powerful, direct and cost-effective approach to gene expression analysis and population studies for this industry.

OUR BUSINESS STRATEGY

        Our goal is to become the leading global provider of high-throughput genetic analysis systems. To achieve this objective, our strategy is to:

  •
  Define the future of genetic analysis based on single molecule sequencing.  We believe the Helicos™ Genetic Analysis System will be the world's first system based on single molecule sequencing technology, and that its capabilities will enable much larger scale genetic analysis applications and fundamentally change the way in which genetic analysis is performed. We are demonstrating the benefits and advantages of single molecule sequencing through our science and commercial and marketing activities.

  •
  Penetrate the genetic analysis market through an initial set of key early adopter customers. Our initial customer focus initially is on early adopters who routinely purchase cutting-edge technologies. Typical early adopters include genome sequencing centers focused on establishing the technology infrastructure for medical genetics studies, pharmaceutical companies conducting gene expression based drug discovery efforts—from primary screening of millions of compounds to detailed mechanism of action studies of preclinical candidates, and clinical research institutions.

  •
  Create a specialized sales, marketing and service force.  We continue to recruit and are training a specialized sales, marketing and service force focused on customers interested in large scale genetic analysis applications. Because the market for genetic analysis instruments is relatively concentrated at this time, we believe that we will be able to better access and support our customers through well-trained and experienced personnel under our direct control.

  •
  Generate a recurring revenue stream through the sale of proprietary reagents and disposable supplies. We expect that each installed Helicos System will generate substantial ongoing revenue from the sale of proprietary reagents and disposable supplies. Our plan is to focus a portion of our sales force on maximizing sales of these products.

  •
  Continually enhance product performance to increase both market share and market size. We intend to focus our research and development and engineering efforts on continually developing our Helicos™ Genetic Analysis System with the goal of enabling DNA sequencing equivalent to the full sequencing of an individual human genome at a price approaching $1,000 for reagents and disposable supplies. If we achieve this goal, we believe we will expand the market for genetic analysis tools and increase our market share.

  •
  Apply our True Single Molecule Sequencing (tSMS)™ technology to enable future molecular diagnostic applications. We intend to devote some of our research effort to developing diagnostic applications of our tSMS technology. Although this is not our near term focus, we believe that a very large market opportunity awaits those who can deliver patient-specific genomic information to clinicians at an attractive price. Our commercialization strategy for this market may include collaborating with established clinical diagnostic companies.

  •
  Apply our tSMS technology in other key areas of biology.  We believe that our tSMS technology has applications beyond genetic analysis. Specifically, we expect that areas of biology, such as protein-protein interactions, single molecule protein identification, analyzing antibody-antigen binding, and performing single molecule protein sequencing assays, may be attractive fields for future application of our tSMS technology.

RESEARCH AND DEVELOPMENT

        The wide variety of technical disciplines required for the development of a commercial single molecule sequencing system is represented within our research and development organization, which includes the following functional groups: research, methods development, chemical development, organic synthesis, engineering, sequencing development and scientific informatics. Our research and development staff includes PhD scientists and PhD engineers.

        We have rapidly advanced the development of our True Single Molecule Sequencing (tSMS)™ technology since we began operations in 2003. In 2004, we began to produce sequence data from single molecules of DNA and in 2005, we sequenced genomic DNA from a small virus called M13 using our tSMS technology. Also in 2005, we began to design the Helicos™ Genetic Analysis System. In 2006, we received a $2 million grant from the National Human Genome Research Institute. Also in 2006, we completed the design of the critical components of the Helicos System. During 2007, we assembled two additional pre-production prototypes which are used for a variety of sub-system testing. In 2007, we substantially finished the assembly of five commercial grade Helicos Systems in advance of our first shipment of the Helicos System to our initial customer on March 5, 2008. Prior to shipment, our commercial grade systems are subject to extensive verification and validation testing with reagents and flow cells produced by our Operations group in order to validate the performance that will be achieved by the customer. A part of our engineering effort has gone into assisting our Operations group in establishing the documentation, test plans, and infrastructure required for scale-up of the manufacturing of additional Helicos Systems.

        We will continue to invest in research and development to further improve the performance of our Helicos System beyond its performance characteristics at commercial launch. Our goal is to achieve a further reduction of DNA sequencing cost per base of approximately 100 fold without requiring major modifications to the HeliScope™ Single Molecule Sequencer. We describe below some of the ways in which we have improved the performance of the tSMS technology for use in the HeliScope Sequencer and ways in which we believe we can further improve performance on an ongoing basis.

  •
  Improved flow cell surface stability.  By optimizing the surface coating of the flow cell and the reagents used in the HeliScope Sequencer, we have increased the stability of DNA attachment to the flow cell surface. We are working on further increases in stability in order to increase the number of strands that remain present at the end of a run and thus the amount of sequence data produced.

  •
  Increased sequencing reaction efficiency and accuracy.  In the course of developing our proprietary sequencing process and reagents, we have significantly increased the efficiency with which new bases are added to a growing DNA strand and the accuracy with which they are detected. We are working to further increase efficiency and accuracy at each step of the sequencing process to continue to increase the number of DNA strands that are useful for genetic analysis.

  •
  Increased density of DNA strands.  We have successfully developed the flow cells in our HeliScope Sequencer to permit binding of DNA strands at an average density of approximately 100 million strands per square centimeter. We are performing additional development work in the area of surface chemistry in an effort to increase the number of DNA strands that can be anchored to the surface of the flow cells up to four hundred million per square centimeter.

  •
  Enhanced speed of image processing subsystem.  We have developed high speed image processing that enables analysis of the images produced by the HeliScope Sequencer. We continue to enhance the speed of the image processing subsystem in order to enable reduction in the server hardware included as a part of the cost of a Helicos System.

        We believe that each of the above improvements, if successful, would increase the throughput of the HeliScope Sequencer and reduce the cost per base of sequencing. We are also planning other improvements, such as reducing reagent consumption, reducing image acquisition time, and enhancing the performance of the system's mechanical components, with the goal of further increasing throughput and reducing cost.

        Recognizing the important role that genomic research will play in the future of our company, in 2007 we formed a new research group within the company to focus on forward thinking areas of genomic and measurement sciences. The research group will investigate new areas where single molecule sequencing offers potential advantage with respect to scale, sensitivity and specificity. Opportunities which represent important new potential products for our business will then be developed internally by Product Research and Development. This group will also be responsible for extending our research portfolio through establishing world class collaborations with external scientific leaders in the field of genomic and measurement sciences.

        Our early research areas include:

  •
  Transcriptome analyses:  Digital gene expression provides a hypothesis free, global, and quantitative analysis of the entire transcriptome. Our research focuses on developing the single molecule sequencing method to allow the quantitative measurement of virtually all genes in a sample by counting the number of individual mRNA molecules produced from each gene. This allows one to examine all the genes present in a cell or tissue in a hypothesis independent manner with no bias as to those genes believed to be expressed. We believe the end result will be a highly sensitive and quantitative measurement which will allow not only for the detection of highly expressed transcripts but also for the detection of very rare transcripts represented by only a few molecules of RNA per cell.

  •
  miRNA measurements:  microRNA (miRNA) represent important regulators of gene expression and are becoming increasingly important in disease studies, especially cancer. We are using single molecule sequencing to investigate the ability to quantitatively measure miRNAs from human samples as well as identify novel miRNAs which have been limited by previous requirements for amplification of miRNAs and limited depth of coverage.

  •
  Candidate region sequencing:  Currently the cost of sequencing an entire human genome remains too high to enable routine whole genome sequencing. New methods are currently under development to allow a simplified, highly multiplexed candidate region capture method to facilitate large-scale studies of genomic regions of interest.

  •
  Paired end reads:  A paired end read strategy is critical for single molecule sequencing to enable whole genome sequencing. Our research focuses on reading both ends of a DNA molecule of selected sizes to accurate recapitulate the structural context of the genome to be sequenced. Optimizing the size of inserts for our paired end strategy to allow both short fragments (250-500 base pairs) and longer fragments (1 to 10 kb) remains our focus.

  •
  Exploratory surface research:  Proprietary flow cell surfaces are a hallmark of our technology platform. We continue to innovate by conducting experimentation aimed at improved our surface densities as well as surface stability to allow diverse chemistry to occur within the flow cells.

        In the years ended December 31, 2005, 2006, and 2007 we incurred $8.4 million, $14.4 million and $24.8 million respectively, of research and development expenses.

COLLABORATIONS

        Our strategy is to establish the Helicos™ Genetic Analysis Platform as the platform of choice for analyzing large quantities of genetic information and to expand the applications of our technology. Accordingly, we have entered into and intend to enter into additional collaborative agreements to further this strategy. For example, in January 2008, we announced a collaboration with Dr. Ambros at the University of Massachusetts Medical School (UMMS) to apply the quantitative power of True Single Molecule Sequencing (tSMS)™ to develop a single assay to characterize known species of miRNA as well as discover new non-coding RNAs. Dr. Victor Ambros, an elected member of the National Academy of Sciences and a recent addition to the UMMS Program of Molecular Medicine, discovered the existence of miRNA's by finding the Lin-4, a miRNA found during a study of developmental timing in ringworms. Dr. Ambros continues his research on microRNA function and gene regulation during development, focusing on understanding the genetic and molecular mechanisms that control cell division, differentiation and morphogenesis in animals. Results from the collaboration were presented at the Advances in Genome Biology and Technology meeting, held in Marco Island in February 2008.

MANUFACTURING AND RAW MATERIALS

        We have recruited and staffed a fully integrated operations group to enable the planning, procurement, production, quality control and distribution of our products. We manufacture our products using a combination of outsourced components and subassemblies. In addition to in-house production capability we utilize subcontractors for parts of the manufacturing process where we have determined it is in our best interest to do so. We have purchased and are in the process of qualifying and installing production tooling, scale-up equipment and automation equipment for the production of our products. We are focused on increasing our manufacturing process capability and capacity as needed to produce products in sufficient quantity to meet all of our business plan objectives.

        Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical, and other supplies. Certain of these raw materials are currently available only from a single source or limited sources. Where this is the case, we take such steps as we deem appropriate to ensure that materials and components from these suppliers are not materially delayed or interrupted. We have deployed a fully integrated Enterprise Planning Requirements, or ERP, System to assist in the planning, procurement, and control of our manufacturing operations and those of our subcontractors.

MARKETING, SALES, SERVICE AND SUPPORT

        The market for high-performance genetic analysis tools is relatively concentrated among large genome sequencing centers, major biotechnology and pharmaceutical companies and major academic medical centers and research institutions. To address this market, we have recruited an initial specialized sales, marketing and service force in the United States, Canada and Europe. In December 2007, we established a branch office in the United Kingdom and will develop the appropriate infrastructure to provide a high level of support to our European customers. In connection with our commercialization efforts, we intend to expand this commercial organization to add additional personnel in North America, Europe and parts of Asia. We believe that we will be able to better access the market for genetic analysis instruments and support our customers through well-trained and experienced personnel under our direct control.

OUR SCIENTIFIC ADVISORY BOARD

        We have established a scientific advisory board consisting of individuals whom we have selected for their particular expertise in the fields of genomics, physics, molecular biology, chemistry and engineering. We anticipate that our scientific advisory board members will consult with us on matters relating to:

  •
  our sales and marketing strategy;

  •
  our research and development efforts;

  •
  opportunities for strategic collaborations;

  •
  new technologies relevant to our research and development efforts; and

  •
  scientific and technical issues relevant to our business.

        All of our advisors are employed by organizations other than us and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to us. Our scientific advisory board currently consists of the following members:

SAB Member	Current Affiliations
Stephen R. Quake, DPhil Chairman of the Scientific Advisory Board	Professor of Bioengineering at Stanford University and Investigator of the Howard Hughes Medical Institute
George Church, PhD	Professor of Genetics at Harvard Medical School
Steven Chu, PhD
Nobel Laureate in Physics (1997), Director of the Lawrence Berkeley National Laboratory and Professor of Physics and Professor of Molecular and Cellular Biology at the University of California, Berkeley

Donald M. Crothers, PhD	Sterling Professor Emeritus of Chemistry and Professor Emeritus of Molecular Biophysics and Biochemistry at Yale University
Leroy Hood, PhD	President and co-founder of the Institute for Systems Biology in Seattle, Washington
David R. Liu, PhD	Professor of Chemistry and Chemical Biology at Harvard University; Investigator of the Howard Hughes Medical Institute and Associate Member of the Broad Institute of MIT and Harvard
Eugene W. Myers, PhD	Group Leader at the Janelia Farm Research Campus of the Howard Hughes Medical Institute
Milan Mrksich, PhD	Professor of Chemistry at the University of Chicago and Investigator of the Howard Hughes Medical Institute
John Quackenbush, PhD
Faculty Member at the Dana-Farber Cancer Institute and Professor of Biostatistics and Computational Biology and Professor of Computational Biology and Bioinformatics at the Harvard School of Public Health
Floyd Romesberg, PhD	Associate Professor of Chemistry at The Scripps Research Institute in La Jolla, California
Jeffrey Trent, PhD	President and Scientific Director of the Translational Genomics Research Institute (TGen)
Victor E. Velculescu, MD, PhD	Assistant Professor of Oncology at The Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins

COMPETITION

        Competition among entities developing or commercializing instruments, research tools or services for Genomic analysis is intense. A number of companies offer DNA sequencing equipment or consumables, including the Applied Biosystems division of Applera Corporation, Beckman Coulter, Inc., the Life Sciences Division of GE Healthcare, Illumina, Inc., Complete Genomics, Inc. and Roche Applied Science. Furthermore, a number of other companies and academic groups are in the process of developing novel techniques for DNA sequencing. These companies include, among others, Genizon BioSciences, Genovoxx, Intelligent Bio-Systems, LI-COR Biosciences, Lucigen, Microchip Biotechnologies, Pacific Biosciences, Perlegen Sciences, Shimadzu Biotech, VisiGen Biotechnologies and ZS Genetics. For RNA analysis and/or genotyping there are a number of companies that offer equipment and supplies including Affymetrix, Inc., Agilent Technologies, Applera Corporation, and Bio-Rad Laboratories. Three companies provide a wide range of products that span both DNA and RNA analysis—Applied Biosystems division of Applera Corporation, Affymetrix, Inc. and Illumina, Inc. However, the solutions that are provided are separate applications that require different sample preparation techniques, consumables, analysis software and instrumentation with limited correlation between platforms. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that the price and performance of our technologies and products and our customer support capabilities are superior to those of our competitors. In addition, we will have to demonstrate the scalability of the platform in both through its application versatility and simplicity of sample preparation.

        Many of our competitors have substantially greater capital resources, research and product development capabilities and greater financial, scientific, manufacturing, marketing, and distribution experience and resources, including human resources, than we do. These competitors may develop or commercialize genetic analysis technologies before us or that are more effective than those we are developing. Moreover, our competitors may obtain patent protection or other intellectual property rights that could limit our rights to offer genetic analysis products or services.

INTELLECTUAL PROPERTY

        Developing and maintaining a strong intellectual property position is an important element of our business strategy. We have developed an extensive patent strategy. Our patent portfolio relating to our proprietary technology is comprised, on a worldwide basis, of various patents and pending patent applications, which, in either case, we own directly or for which we are the exclusive or semi-exclusive licensee. A number of these patents and patent applications are foreign counterparts of U.S. patents or patent applications. Among other things, our patent estate includes patents and/or patent applications having claims directed to:

  •
  the overall True Single Molecule Sequencing (tSMS)™ method;

  •
  certain components of the Helicos™ Genetic Analysis Platform, including our laser illumination subassembly, our flow cells and various methods for using our HeliScope Sequencer;

  •
  methods for focusing our lasers and imaging our flow cell surfaces, and our use of combinations of laser optical paths;

  •
  our Virtual Terminator™ Nucleotides and other nucleotides;

  •
  various aspects of our sample preparation processes;

  •
  algorithms for analysis of our data; and

  •
  reagent formulations for imaging and for sequencing.

        Patent law relating to the scope of claims in the technology field in which we operate is still evolving. The degree to which we will be able to protect our technology with patents, therefore, is uncertain. Others may independently develop similar or alternative technologies, duplicate any of our technologies and, if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

        We regard as proprietary any technology that we or our exclusive licensors have developed or discovered, including technologies disclosed in our patent estate, and that was not previously in the public domain. Aspects of our technology that we consider proprietary may be placed into the public domain by us or by our licensors, either through publication or as a result of the patent process. We may choose for strategic business reasons to make some of our proprietary technology publicly available whether or not it is protected by any patent or patent application.

        With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to obtain or enforce, we may rely on trade secret protection and/or confidentiality agreements to protect our interests. While we require all employees, consultants, collaborators, customers and licensees to enter into confidentiality agreements, we cannot be certain that proprietary information will not be disclosed or that others will not independently develop substantially equivalent proprietary information.

        In addition to our patents, patent applications, confidential know-how, and potential trade secrets, we license technology that we consider to be material to our business.

        Roche License Agreement.    In June 2004, we entered into an agreement with Roche Diagnostics GmbH, or Roche, in which Roche granted us a worldwide, semi-exclusive royalty-bearing license, with the right to grant sublicenses under a patent relating to sequencing methods. In exchange for the rights licensed from Roche, we initially paid Roche an upfront license fee and are obligated to pay Roche certain additional annual minimum license fees. We have an option to convert our license to non-exclusive beginning in 2008, in which case our annual minimum license fees would be reduced. We are also required to pay royalties to Roche based on net product sales by us and our affiliates, against which we are entitled to credit our annual minimum license fee payments for the same year. We are also obligated to pay Roche a portion of specified sublicense income amounts that we receive based on sublicenses that we grant to third parties. Our royalty obligation, if any, under this agreement extends until the expiration of the last-to-expire of the licensed patents.

        AZTE License Agreement.    In March 2005, we entered into an agreement with Arizona Technology Enterprises, or AZTE, in which AZTE granted us a worldwide, exclusive, irrevocable, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications exclusively licensed by AZTE from Arizona State University and the University of Alberta. Our license from AZTE grants us rights to patents and patent applications claiming technology for determining DNA or RNA nucleotide sequences. In exchange for the rights licensed from AZTE, we initially paid AZTE an upfront license fee, committed to an annual license fee, committed to pay a three-year maintenance fee, and issued 88,888 shares of restricted common stock, which vest in two equal installments upon the achievement of separate milestones relating to the successful issuance of patents. We are also required to pay royalties to AZTE based on net product sales by us and our affiliates, against which we are entitled to credit the annual license payments described above. We are obligated to pay AZTE a portion of specified sublicense income amounts that we receive based on sublicenses that we grant to third parties. Our royalty obligation, if any, under this agreement extends until the expiration of the last-to-expire of the licensed patents. We are obligated to use our reasonable commercial efforts to develop, manufacture and commercialize licensed products. In addition, if we fail to meet specified development and commercialization deadlines, our license converts from exclusive to non-exclusive.

        Caltech License Agreement.    In November 2003, we entered into an agreement with California Institute of Technology, or Caltech, in which Caltech granted us a worldwide, exclusive, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications, and a worldwide, non-exclusive, royalty bearing license, with the right to grant sublicenses, under specified technology outside the scope of the licensed patents. Our license from Caltech grants us rights to patents, patent applications, and technology relating to sequencing methods. In March 2007, we amended the Caltech License Agreement to provide rights under an additional patent application under the terms of the existing license, but with an additional one-time payment. In exchange for the rights licensed from Caltech, we issued Caltech 46,514 shares of our common stock. We are also obligated to pay Caltech annual minimum royalty payments. We are also required to pay royalties to Caltech based on net product sales by us and our affiliates, which we are entitled to credit against our annual minimum royalty payments for such year. We are also obligated to pay Caltech a portion of specified license and sublicense income, proceeds from sales of specified intellectual property and specified service revenue amounts that we receive based on licenses and sublicenses that we grant, sales of intellectual property and services that we provide to third parties. Our royalty obligation with respect to any licensed product extends until the later of the expiration of the last-to-expire of the licensed patents covering the licensed product and three years after the first commercial sale of the licensed product in any country for non-patented technology covered under the agreement. We are obligated to use commercially reasonable efforts to commercialize licensed products.

        PerkinElmer License Agreement.    In April 2007, we entered into an agreement with PerkinElmer LAS, Inc., or PerkinElmer, in which PerkinElmer granted us a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty bearing license under specified patents. Our license from

PerkinElmer grants us rights under certain patents to produce and commercialize certain of the reagents used in some applications on the Helicos™ Genetic Analysis System, which contain chemicals purchased by PerkinElmer, and further provides our customers with an implied license to use such reagents. In exchange for the rights licensed from PerkinElmer, we are obligated to pay PerkinElmer a portion of our net revenue from the sale of our reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement.

        See Note 8 to the Consolidated Financial Statements contained in this Form 10-K for additional information on license agreements.

CORPORATE INFORMATION

        We were incorporated in Delaware in May 2003. In 2003, one of our co-founders, Professor Stephen R. Quake, who was then at the California Institute of Technology, demonstrated, we believe for the first time, that sequence information could be obtained from a single strand of DNA. Shortly thereafter, Noubar Afeyan, Chief Executive Officer of Flagship Ventures, and Stanley Lapidus, then a Venture Partner at Flagship Ventures, met with Professor Quake and agreed to found a company to develop and commercialize technology based on Professor Quake's single molecule approach. Combining the experience of Professor Quake in single molecule methods, Dr. Afeyan in the sequencing technology and life sciences businesses, and Mr. Lapidus in diagnostics and entrepreneurship, we focused exclusively on the technical and commercial development of technology based on Professor Quake's approach. Professor Eric Lander, Director of the Broad Institute of MIT and Harvard, and a leader in the DNA sequencing field, provided helpful guidance and advice during our founding stages.

LEGAL PROCEEDINGS

        We are not party to any material pending or threatened litigation.

FACILITIES

        In conjunction with our ramp up of our manufacturing operations we have leased an additional 16,782 square feet in the current facility in Cambridge, Massachusetts. Our corporate, research and development and manufacturing functions are all located at the 53,782 square foot leased facility in Cambridge, Massachusetts. The lease for our Cambridge facility expires in 2009 with respect to the 27,000 square feet of our facility and in early 2010 with respect to the remaining 26,782 square feet. While we believe our current facilities are adequate to meet our needs for at least the next two years, we may need to lease additional space.

EMPLOYEES

        We had 114 full time employees at December 31, 2007. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

AVAILABLE INFORMATION

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14A, current reports on Form 8-K, and any amendments to those reports are made available free of charge on our website, www.helicosbio.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our website by the end of the business day following the submission to the SEC of such filings. In addition, the SEC's website, www.sec.gov, contains reports, proxy statements, and other information regarding reports that we file electronically with the SEC.

Item 1A.    RISK FACTORS

        The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or elsewhere by management from time to time.

RISKS RELATED TO OUR BUSINESS

Although we have shipped one Helicos™ Genetic Analysis System to our first customer, we may not be able to successfully scale the manufacturing process necessary to build and test multiple Helicos Genetic Analysis Systems on a full commercial basis, in which event our business would be materially harmed.

        To ship multiple Helicos Systems on a full production scale, we need to continue the testing and performance validation of the system. In order to sustain our commercial launch involving multiple shipments of the Helicos Systems, we need to take other steps to scale the manufacturing process of the system, including improvements to our manufacturing yields and cycle times, manufacturing documentation and quality assurance and quality control procedures. We also need to scale our manufacturing process of the proprietary reagents and disposable supplies that are part of the system. If we are unable to successfully complete these tasks, we may not be able to ship multiple Helicos Systems on a full production scale which would materially harm our business. In addition, although we believe that we have already incurred the substantial majority of the costs related to the development of the initial version of our Helicos System, if we experience unanticipated problems with our initial system placements, these costs could substantially increase, which would materially harm our business.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

        We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses of $10.9 million, $20.6 million and $54.9 million in the years ended December 31, 2005, 2006, and 2007, respectively. As of December 31, 2007, we had an accumulated deficit of $94.1 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In 2006, we used cash in operating activities of $16.5 million and had capital expenditures totaling $2.8 million. In 2007, we used cash in operating activities of $32.8 million and had capital expenditures totaling $2.2 million. We expect our cash expenditures to increase significantly in the near term.

        Accordingly, we will need to generate significant revenue to achieve profitability. Because our products will be subject to acceptance testing by our customers we do not expect to have any recognizable revenue from the sales of our instruments until at least the second half of 2008. As of March 17, 2008, we have shipped one Helicos System. Moreover, even after we begin selling our products on a commercial scale, we expect our losses to continue for at least the next two years as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If our technology fails to achieve and sustain sufficient market acceptance, we will not generate expected revenue.

        Our success depends, in part, on our ability to develop products that displace current technology, as well as expand the market for genetic analysis to include new applications that are not practical with current technology. To accomplish this, we must develop and successfully commercialize our Helicos System for use in a variety of life science applications. In particular, while our early market focus is on DNA sequencing and gene expression applications, there can be no assurances that we will be successful at inducing potential customers to purchase our Helicos System. Furthermore, we cannot guarantee that the design of the Helicos System, including the initial specifications and any enhancements or improvements to those specifications, will be satisfactory to potential customers in the markets we seek to reach. These markets are new and emerging and there can be no assurances that they will develop as quickly as we expect or that they will reach their full potential. As a result, we may be required to refocus our marketing efforts from time to time and we may have to make changes to the specifications of our system to enhance our ability to more quickly enter particular markets. There is no guarantee, even if our technology is able to successfully reduce the cost and improve the performance of genetic analysis relative to existing products, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our systems or to expand the market for genetic analysis to include new applications. Even if we are able to successfully implement our technology, we may fail to achieve or sustain market acceptance of our Helicos System by academic and government research laboratories and pharmaceutical, biotechnology and agriculture companies, among others, across the full range of our intended life science applications. Any such failure would materially harm our future sales and revenue. The price of the Helicos System is significantly greater than the instrument cost of current market-leading sequencers, which may adversely affect our ability to penetrate or grow the market for genetic analysis. In addition, if our products are only utilized as a replacement for existing DNA sequencing technology, we may face a much smaller market than we currently anticipate.

        We are aware of other companies that have developed, or are developing, emerging sequencing technologies. Even if our product demonstrates dramatic cost and throughput improvements over current market-leading technologies, we may fail to achieve market acceptance due to adoption of those emerging technologies by our potential customers, thereby reducing our market opportunity.

We have limited experience in selling and marketing and, as a result, may be unable to successfully commercialize our Helicos Genetic Analysis System.

        We have limited sales experience and limited marketing experience. Our ability to achieve profitability depends on attracting customers for our Helicos System. Although members of our sales and marketing team have considerable industry experience and have engaged in pre-launch marketing activities for our Helicos System, we must expand our sales, marketing, distribution and customer support capabilities with the appropriate technical expertise to effectively market our system. To successfully perform sales, marketing, distribution and customer support functions ourselves, we will face a number of risks, including:

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

        To commercialize our Helicos™ Genetic Analysis System, we need to either build internal manufacturing capacity or contract with one or more manufacturing partners, or both. We currently intend to manufacture our products using a combination of internal manufacturing resources and outsourced components and subassemblies. We have recently begun to manufacture our instruments, reagents and disposable supplies on a commercial scale. We may encounter difficulties in manufacturing our products and, due to the complexity of our technology and our manufacturing process, we cannot be sure we fully understand all of the factors that affect our manufacturing processes or product performance. There is no assurance that we will be able to continue to build manufacturing capacity internally or find one or more suitable manufacturing partners, or both, to meet the volume and quality requirements necessary to be successful in the market. Manufacturing and product quality issues may arise as we increase production rates of our Helicos System and associated proprietary reagents and disposable supplies. If our products do not consistently meet our customers' performance expectations, we may be unable to generate sufficient revenues to become profitable. Any delay in establishing or inability to expand our manufacturing capacity could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

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

        Any decrease in our customers' budgets or expenditures or in the size, scope or frequency of capital or operating expenditures as a result of the foregoing or other factors could materially adversely affect our operations or financial condition.

If the suppliers we rely on fail to supply the materials we use in the manufacturing of our products, we would be unable to satisfy product demand, which would negatively affect our business.

        Some components used in the manufacturing of our Helicos™ Genetic Analysis System and certain raw materials used in the manufacturing of our reagents and disposable supplies are available from only a few suppliers. We acquire some of these components and raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities of these components or raw materials over a certain period of time or to set aside part of its inventory for our anticipated requirements. If supplies from these vendors were delayed or interrupted for any reason, we may not be able to manufacture and sell our Helicos System and associated reagents and disposable supplies in a timely fashion or in sufficient quantities or under acceptable terms. Additionally, for certain of these components and raw materials, we currently purchase from sole-source suppliers and have not yet arranged for alternative suppliers. It might be difficult to find alternative suppliers in a timely manner and on terms acceptable to us. Consequently, as we begin our commercialization efforts, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we might not have access to sufficient quantities of these materials on a timely basis and might not be able to satisfy product demand. Moreover, if any of these components and raw materials becomes unavailable in the marketplace, we will be forced to further develop our technologies to incorporate alternate components or raw materials.

Our inability to continually enhance our product performance, including our planned improvements to the Helicos Genetic Analysis System, to keep pace with rapidly changing technology and customer requirements, would adversely affect our ability to compete effectively.

        The success of any products utilizing our True Single Molecule Sequencing (tSMS)™ technology will depend on our ability to continue to increase the performance and decrease the price of sequencing using this technology. New technologies, techniques or products could emerge which might allow the analysis of genomic information with similar or better price-performance than our Helicos Genetic Analysis System and could exert pricing pressures on or take market share from our products. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced and competitive technology to meet our customers' and prospective customers' needs on a timely basis. While we have planned substantial improvements to the Helicos System, including enhancing the performance of the system's reagents and disposable supplies and image processing subsystem and reducing the consumption of reagents, we may not be able to successfully implement these improvements. Even if we successfully implement some or all of these planned improvements, we could incur substantial development costs. We may not have adequate resources available to develop new technologies or be able to successfully introduce enhancements to our system. There can be no guarantee that we will be able to maintain technological advantages over emerging technologies in the future, and we will need to respond to technological innovation in a rapidly changing industry. If we fail to keep pace with emerging technologies, our system will become uncompetitive, our market share will decline and our business, revenue, financial condition and operating results could suffer materially.

We operate in a highly competitive industry and if we are not able to compete effectively, our business and operating results will likely be harmed.

        Some of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies and more substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, the Applied Biosystems division of Applera Corporation, the Life Sciences Division of GE Healthcare, Illumina, Inc., and Roche Diagnostics have products for genetic analysis which compete in certain segments of the market in which we plan to sell our Helicos Genetic Analysis System. Pharmaceutical and biotechnology companies have significant needs for genomic information and may also choose to develop or acquire competing technologies to meet these needs. In addition, a number of other companies and academic groups are in the process of developing novel techniques for genetic analysis, many of which have also received grants from the National Human Genome Research Institute, a branch of the National Institutes of Health, for the development of technologies that can achieve substantially lower costs, referred to as a "$100,000 genome" or a "$1,000 genome." These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, in light of these advantages, even if our technology is more effective than the product or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our technology. We may not be able to compete effectively against these organizations. Increased competition is likely to result in pricing pressures, which could harm our sales, profitability or market share. Our failure to compete effectively could materially adversely affect our business, financial condition or results of operations.

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

Failure to manage our rapid growth effectively would harm our business.

        We will need to add a significant number of new personnel and expand our capabilities to successfully pursue our commercialization strategy for our Helicos Genetic Analysis System as well as our research and development efforts. To manage our anticipated future growth effectively, we must enhance our manufacturing capabilities and operations, information technology infrastructure, and financial and accounting systems and controls. For instance, certain aspects of our operations, such as our manufacturing capabilities, must be scaled up to increase the number of Helicos Systems we can manufacture per quarter. We also must attract, train and retain a significant number of qualified sales, marketing and service personnel, engineers, scientists and other technical personnel and management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial and other resources. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new products or enhancements. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could grow more slowly than expected and we may not be able to achieve our research and development and commercialization goals.

Our business would be harmed if we are not successful in entering into large contracts for the sale and installation of our Helicos Genetic Analysis Systems.

        Our business may depend upon securing and maintaining large contracts for the sale and installation of our Helicos Genetic Analysis Systems to a limited number of customers each year. We expect the sales cycle for these large contracts to be longer than for other contracts because we will need to educate potential customers regarding the benefits of our system to a variety of constituencies within such customer organizations. Moreover, even after a purchase decision is made, these contracts may be delayed by factors outside our control, including financial and budget constraints of the customers purchasing our product. Accordingly, we may expend substantial funds and management effort with no assurance that an agreement will be reached with a potential customer. Our business, results of operations and financial condition could be materially adversely affected if we are unable to obtain major contracts for the sale and installation of our Helicos Systems, or if we experience delays in the performance of such contracts.

We expect that our sales cycle will be lengthy and unpredictable, which will make it difficult for us to forecast revenue and increase the magnitude of quarterly fluctuations in our operating results.

        Potential customers for our Helicos Genetic Analysis System typically commit significant resources to evaluate genetic analysis technologies. The complexity of our product will require us to spend substantial time and effort to assist potential customers in evaluating our Helicos System and in benchmarking it against available technologies. Because our Helicos System requires a significant investment of time and cost by our customers, we must target those senior managers within the customer's organization who are able to make these decisions on behalf of such organizations. We may face difficulty identifying and establishing contact with such decision makers. Even after initial acceptance, the negotiation and documentation processes can be lengthy. We expect our sales cycle to typically range between six and twelve months, but it may be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations.

Our customers may purchase replacements for the reagents and disposable supplies that are a part of our Helicos Genetic Analysis System from third parties or discover a method that allows them to use less than the expected amounts of such products, which would materially and adversely affect our revenues.

        The success of our business depends, in part, on the recurring sales of the proprietary reagents and disposable supplies for our system. Because we have not yet commercialized our Helicos Genetic Analysis System, we do not have the experience to predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. Nevertheless, we expect such sales to represent a material source of our future revenues. Our customers or competitors could potentially produce reagents and disposable supplies that are compatible with our Helicos System at a lower cost, which could exert pricing pressures on, or take market share from, our reagents and disposable supplies. Similarly, our customers or competitors may discover a method of utilizing smaller quantities of our proprietary reagents and disposable supplies while achieving satisfactory results, which could reduce the amount of reagents and supplies we are able to sell. In either case, there could be a material adverse effect on our revenues and harm to our business, financial condition and results of operations.

If we are unable to recruit and retain key executives and scientists, we may be unable to achieve our goals.

        We are substantially dependent on the performance of our senior management and key scientific and technical personnel. We do not maintain employment contracts with any of our employees. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our products and other business objectives by diverting management's attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition.

        In addition, our product development and marketing efforts could be delayed or curtailed if we are unable to attract, train and retain highly skilled employees and scientific advisors, particularly our management team, senior scientists and engineers and sales, marketing and service personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, manufacturing, sales, marketing and technical support. Because of the complex and technical nature of our system and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology. Competition for these people is intense. Further, our inability to attract, train and retain sales, marketing and service personnel could have a material adverse affect on our ability to generate sales or successfully commercialize our technology. Each of our executive officers and other key employees could terminate his or her relationship with us at any time. These persons' expertise would be difficult to replace and could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will be successful in hiring or retaining qualified personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

        Our products are not currently subject to U.S. Food and Drug Administration ("FDA") clearance or approval if they are not used for the diagnosis or treatment of disease. However, in the future, certain of our products or related applications could be subject to FDA regulation; the FDA's regulatory jurisdiction could be expanded to include our products, or both. Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such regulation and restrictions may materially and adversely affect our business, financial condition and results of operations.

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

        Any product utilizing our True Single Molecule Sequencing (tSMS)™ technology will be complex and may develop or contain undetected defects or errors. We cannot assure you that a material performance problem will not arise. Despite testing, defects or errors may arise in our system, which could result in a failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our products might also discourage customers from purchasing our system. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims, which could be costly and time-consuming to defend and result in substantial damages. Although we plan to obtain product liability insurance prior to the commercial launch of our Helicos System, any future product liability insurance that we procure may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we do obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

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

We may need to raise additional funding, which may not be available on favorable terms, if at all, or without dilution to our stockholders. If we do not raise any necessary funds, we may need to cut back or terminate some or all aspects of our operations which would materially adversely affect our business prospects.

        Because our Helicos System is complex and will be new to the market and involve significant capital expenditures by customers and a long sales cycle, it is very difficult to predict the actual rate of product sales. We may need additional financing to execute on our current or future business strategies. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing and research and development activities. The amount of additional capital we may need to raise depends on many factors, including:

  •
  the level of research and development investment required to maintain and improve our technology position;

  •
  the amount and growth rate of our revenues;

  •
  changes in product development plans needed to address any difficulties in manufacturing or commercializing our Helicos System and enhancements to our system;

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our failure to establish a strong intellectual property position and enforce our intellectual property rights against others would enable competitors to develop similar or alternative technologies.

        Our success depends in part on our ability to obtain and maintain intellectual property protection for our products, processes and technologies. Our policy is to seek to protect our intellectual property by, among other methods, filing U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

        Our patent portfolio relating to our proprietary technology is comprised of issued patents and pending patent applications which, in either case, we own directly or for which we are the exclusive or semi-exclusive licensee. Some of these patents and patent applications are foreign counterparts of U.S. patents or patent applications. We may not be able to maintain and enforce existing patents or obtain further patents for our products, processes and technologies. Even if we are able to maintain our existing patents or obtain further patents, these patents may not provide us with substantial protection or be commercially beneficial. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate unimpeded by the patent rights of others. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed patent applications that are similar in scope to ours, and in the future are likely to file patent applications that are similar or identical in scope to ours or those of our licensors. We cannot predict whether any of our competitors' pending patent applications will result in the issuance of valid patents. Moreover, we cannot assure investors that any such patent applications will not have priority or dominate over our patents or patent applications. The invalidation of key patents owned by or licensed to us or non-approval of pending patent applications could increase competition, and materially adversely affect our business, financial condition and results of operations. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of our technologies, or, if patents are issued to us, design around the patented technologies developed by us.

We may be involved in lawsuits to protect or enforce our patents and proprietary rights and to determine the scope and validity of others' proprietary rights, which could result in substantial costs and diversion of resources.

        Litigation may be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. Litigation on these matters has been prevalent in our industry and we expect that this will continue. To determine the priority of inventions, we may have to initiate and participate in interference proceedings declared by the U.S. Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as invalidity, opposition, reexamination, or reissue proceedings against our patents. The outcome of any litigation or administrative proceeding might not be favorable to us, and, in that case, we might require licenses from others that we may not be able to obtain. Even if such licenses are obtainable, they may not be available at a reasonable cost. We may also be held liable for money damages to third parties and could be enjoined from manufacturing or selling our products or technologies. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

We depend upon our ability to license technologies, and the failure to license or otherwise acquire necessary technologies could harm our ability to commercialize our products or defend our intellectual property position.

        We hold various licenses to use certain technologies that we consider to be material to our business. Each of these licenses imposes a range of obligations on us and may be terminated if we breach the terms of any of the respective agreements. We may also be required to enter into additional licenses with third parties for other technologies that we consider to be necessary for our business. If we are unable to maintain our existing licenses or obtain additional technologies on acceptable terms, we could be required to develop alternative technologies, either alone or with others, in order to avoid infringing the intellectual property to which we no longer hold a license. This could require our product to be re-configured which could negatively impact its availability for commercial sale and increase our development costs. Failure to license or otherwise acquire necessary technologies would harm our ability to commercialize our products, which could materially adversely affect our business, financial condition and results of operations. In addition, any licenses we obtain from federally-funded institutions are subject to the march-in rights of the U.S. government.

We may be the subject of costly and time-consuming lawsuits brought by third parties for alleged infringement of their proprietary rights, which could limit our ability to use certain technologies in the future, force us to redesign or discontinue our products, or pay royalties to continue to sell our products.

        Our success depends, in part, on us neither infringing patents or other proprietary rights of third parties nor breaching any licenses to which we are a party. We may be the subject of legal claims by third-parties that we infringe their patents or otherwise violate their intellectual property rights. In addition, the technology that we license from third parties for use in our system could become subject to similar infringement claims. Infringement claims asserted against us or our licensors may have a material adverse effect on our business, results of operations or financial condition. Any claims, either with or without merit, could be time-consuming and expensive to defend, and could divert our management's attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts of money or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all, from third parties asserting an infringement claim; that we would be able to develop alternative technology on a timely basis, if at all; or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected products. Accordingly, an adverse determination could prevent us from offering our instruments, reagents or disposable supplies to others. In addition, we may be required to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling for such a claim. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources.

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

        Certain of our directors and executive officers and their affiliates collectively control approximately 72.9% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

  •
  investors' general perception of us; and

  •
  changes in general economic, industry and market conditions.

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

If equity research analysts do not publish research reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

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

        If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. Although, substantially all of our stockholders prior to the initial public offering were subject to lock-up agreements with the underwriters that restricted their ability to transfer their stock for 180 days following our initial public offering, these lock-ups have expired on November 20, 2007. Accordingly, approximately 11 million shares of our common stock became eligible for sale in the public market. The market price of shares of our common stock may drop significantly upon resale of shares held prior to our initial public offering by our existing stockholders into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

        In addition, the holders of an aggregate of approximately of 13.5 million shares of our common stock, as of December 31, 2007, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered the issuance of all shares of common stock that we have issued and may issue under our employee option plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance, subject to lock-up agreements. In addition, as of December 31, 2007, there were 277,777 shares of common stock reserved for future issuance as charitable contribution to the Broad Institute of MIT and Harvard that will become eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act of 1933, as amended.

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

        The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Also, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote. Accordingly, given that our executive officers, directors and their affiliates collectively own approximately 72.9% of our outstanding common stock, certain of these persons acting together will have the ability to block any such amendment.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal U.S. facilities that we lease consist of a global headquarters, research and development facility and manufacturing plant in Cambridge, Massachusetts, comprising 53,782 square feet.

        For additional information regarding obligations under operating leases see Note 8 to the Consolidated Financial Statements contained in this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        We are not party to any material pending or threatened litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has traded publicly under the symbol "HLCS" since our initial public offering in May 2007 on the NASDAQ Global Market. The following table sets forth the range of quarterly high and low sales prices for our common stock.

	2007		2006
	High	Low	High	Low
First quarter	NA	NA	NA	NA
Second quarter	$9.82	$8.01	NA	NA
Third quarter	$9.21	$7.45	NA	NA
Fourth quarter	$15.00	$8.28	NA	NA

Holders

        As of February 29, 2008, there were approximately 69 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

Dividends

        We have never declared or paid any cash dividends on our capital stock and do not expect to pay any cash dividends for the foreseeable future. We intend to use future earnings, if any, in the operation and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based on our financial condition, results of operations, contractual restrictions, capital requirements, business properties, restrictions imposed by applicable law and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

        None.

STOCK PERFORMANCE GRAPH

        The graph set forth below compares the cumulative total stockholder return on our common stock between May 24, 2007 (the date of our common stock began trading on NASDAQ) and December 31, 2007, compared to the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Pharmaceutical Stocks (SIC 283) over the same period. This graph assumes the investment of $100 on May 24, 2007 in our common stock and in each index and assumes the reinvestment of dividends, if any. The comparison in the graph below is based on historical data and is not necessarily indicative of future performance of the Company's common stock.

        The performance graph and related information shall not be deemed filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, whether made before or after this Form 10-K and irrespective of any incorporation language in such filings.

Comparison of Cumulative Total Returns

	12/29/2006	3/30/2007	5/24/2007	6/29/2007	9/28/2007	12/31/2007
Helicos BioSciences Corporation			100.0	107.0	102.7	123.3
Nasdaq Stock Market (U.S. Companies)	95.3	95.4	100.0	102.3	105.5	103.3
Nasdaq Pharmaceuticals Stocks (SIC 283)	96.9	94.9	100.0	99.0	103.7	101.9

Use of Proceeds from Initial Public Offering of Common Stock

        On May 24, 2007, we completed our initial public offering of 5,400,000 shares of our common stock at a price to the public of $9.00 per share for an aggregate offering price of $48.6 million. We received aggregate net proceeds of approximately $43.9 million, after deducting underwriting discounts and commissions of $2.9 million, and $1.8 million of additional expenses, including legal, accounting and printing costs and various other fees associated with the registration and listing of our common stock. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-140973), which was declared effective by the Securities and Exchange Commission on May 24, 2007. UBS Investment Bank, JP Morgan, Leerink Swann & Company, and Pacific Growth Equities, LLC were the underwriters of the initial public offering. The offering commenced on May 24, 2007 and did not terminate until after the sale of all of the securities registered in the registration statement.

        On June 27, 2007, we sold an additional 397,000 shares of our common stock at $9.00 per share pursuant to the over-allotment option granted to the underwriters of our initial public offering. The net proceeds after deducting underwriters' discounts and commissions related to the offering were approximately $3.3 million. UBS Securities, J.P. Morgan Securities, Inc., Leerink Swann & Co., Inc. and Pacific Growth Equities, LLC acted as representatives of the underwriters.

        Of the $52.2 million of gross proceeds we received in our initial public offering, including the exercise of the over-allotment options, through December 31, 2007, we have spent approximately $3.2 million on underwriting discounts and commissions and approximately $1.8 million for payment of expenses related to our initial public offering. Additionally, we have spent $6.2 million on pre-production research and development expenses and $1.6 million on inventory. None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

        The proceeds remaining after paying the costs noted above are invested in interest bearing bank accounts.

        We expect to use the remaining proceeds from our initial public offering for general corporate purposes which include ongoing research and development activities, funding the additional recruitment of our specialized sales, marketing and services force and marketing initiatives and funding manufacturing expenses associated with the commercial version of our Helicos System. Our management has broad discretion as to the use of the net proceeds. We may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business. As required by the Securities Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

ITEM 6.    SELECTED FINANCIAL DATA

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K, as well as Risk Factors included in Item 1A of Part I of this Form 10-K.

Consolidated statement of operations data:
(in thousands)

	Period from May 9, 2003 (date of inception) through December 31, 2003					Period from May 9, 2003 (date of inception) through December 31, 2007
		Year Ended December 31,
		2004	2005	2006	2007
Grant revenue	$—	$—	$—	$159	$582	$741
Operating expenses
Research and development	—	4,194	8,411	14,382	24,758	51,745
General and administrative	553	3,164	2,870	6,917	14,312	27,816

Total operating expenses	553	7,358	11,281	21,299	39,070	79,561

Operating loss	(553)	(7,358)	(11,281)	(21,140)	(38,488)	(78,820)
Interest income	6	294	363	766	1,960	3,389
Interest expense	—	—	—	(206)	(277)	(483)

Net loss	(547)	(7,064)	(10,918)	(20,580)	(36,805)	(75,914)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	—	—	(18,140)	(18,140)

Net loss attributable to common stockholders	$(547)	$(7,064)	$(10,918)	$(20,580)	$(54,945)	$(94,054)

Net loss attributable to common stockholders per share—basic and diluted	$(25.20)	$(15.48)	$(12.62)	$(16.35)	$(4.23)

Weighted average number of common shares used in computation—basic and diluted	21,707	456,256	865,355	1,258,438	12,989,889

Balance sheet data:
(in thousands)

	As of December 31,
	2003	2004	2005	2006	2007
Cash, cash equivalents and short-term investments	$26,522	$19,379	$8,566	$11,384	$52,683
Working capital	26,315	18,790	7,621	8,669	50,687
Total assets	26,533	20,235	9,665	15,300	59,209
Long-term debt, net of current portion	—	—	—	1,843	10,786
Redeemable convertible preferred stock warrants	—	—	—	204	—
Redeemable convertible preferred stock	26,819	26,869	26,869	46,761	—
Deficit accumulated during development stage	(547)	(7,611)	(18,529)	(39,109)	(94,054)
Total stockholders' equity (deficit)	(502)	(7,435)	(18,243)	(37,339)	43,439

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding future sales and operating results; Company and industry growth and trends; growth of the markets in which the Company participates; international events; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; the construction of new or refurbishment of existing facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

        The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

BUSINESS OVERVIEW

        We are a life sciences company focused on innovative genetic analysis technologies for the research, drug discovery and clinical diagnostics markets. We have developed our True Single Molecule Sequencing (tSMS)™ technology to enable the rapid analysis of large quantities of genetic material by directly sequencing single molecules of DNA or single DNA copies of RNA. By enabling direct sequencing of single DNA molecules, we believe our technology represents a fundamental breakthrough in genetic analysis.

        Our Helicos™ Genetic Analysis System is comprised of an instrument, its associated reagents and disposable supplies. We shipped our first Helicos System on March 5, 2008 following assembly and completion of our verification and validation process. As a result, we believe that we have incurred the substantial majority of the costs related to the development of the initial version of our Helicos System. In anticipation of future orders and shipments, we are assembling and are testing multiple production units of our Helicos System, and are purchasing the subassemblies and components for future systems. In addition, we are taking other steps to scale the commercial manufacturing process of the system, including improvements to our manufacturing documentation and quality assurance and quality control procedures. We also are manufacturing the proprietary reagents and disposable supplies that are part of the system.

        Because of the dynamic nature of the market for genetic analysis instruments, we expect to expend significant amounts of research and development expense on an ongoing basis to improve the performance of our HeliScope™ Sequencer and tSMS technology. The goals of these performance improvements are to increase the throughput of the HeliScope Sequencer and to achieve a further approximate 100-fold reduction in the cost per base of sequencing. We also plan to explore other markets for the Helicos System in the longer term, such as diagnostics.

        Although we shipped our first Helicos System on March 5, 2008 and plan to ship additional Helicos Systems during fiscal 2008, the initial shipments of this product will be subject to various customer evaluation periods with acceptance criteria, and we expect the customer evaluation period to extend beyond the fiscal quarters in which commercial units are shipped. We do not expect to recognize any revenue from product shipments until at least the second half of 2008 and future revenues from sales of proprietary reagents and disposable supplies will depend on the timing of system placements, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our Helicos System, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. However, over time we would expect the sales of the reagents and disposable supplies to increase as our installed base of instruments grows and usage of these instruments increases.

        We were incorporated in May 2003, and our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at December 31, 2007, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Our fiscal year ends on December 31, and we operate as one reportable segment.

        We expect to continue to incur operating losses for at least the next two years, and are likely to need additional financing to support our activities. If required, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue business strategies. If adequate funds are not available to us, we may be required to delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us or pursue merger or acquisition strategies.

        In May 2007, we completed an initial public offering ("IPO") of our common stock in which we sold and issued 5.4 million shares of our common stock at an issue price of $9.00 per share. We raised a total of $48.6 million in gross proceeds from the IPO, or $43.9 million in net proceeds after deducting underwriting discounts and commissions of $2.9 million and other offering costs of $1.8 million. In June 2007, we sold an additional 397,000 shares of our common stock at $9.00 per share resulting in net proceeds of $3.3 million after deducting underwriting discounts and commissions of $250,000, pursuant to the over-allotment option granted by us to the underwriters of our IPO. Upon the closing of our IPO, all outstanding shares of our preferred stock were converted into common stock.

FINANCIAL OVERVIEW

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute, a branch of the National Institutes of Health, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. We recognized revenue during the year ended December 31, 2007 of $582,000, in connection with this award. We will continue to recognize revenue under this grant as the related expenses are incurred.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation.

        During 2007, we were focused on preparing for the launch of the initial version of the Helicos™ Genetic Analysis System. All research and development expenses since our inception have been in connection with this project and we believe that we have incurred the substantial majority of the development costs associated with the commercial launch of the first generation of the Helicos System prior to our first shipment on March 5, 2008. However, additional costs will be incurred to both maintain and enhance the initial version of the Helicos System in addition to development of new and different genetic analysis assays which will extend the capability of the initial version.

        Research and development expenses for the years ended December 31, 2007 and 2006 were $24.8 million and $14.4 million, respectively. From 2006 to 2007, expenses increased as our research progressed and we built infrastructure and hired additional employees with the requisite expertise to execute the next steps in the development process.

        In 2007, in addition to our ongoing research and development efforts, we have incurred start-up manufacturing costs related to the assembly, testing and performance validation of the Helicos System. These costs were accounted for as research and development expenses in our pre-commercialization phase as we prepared to ship the first Helicos System which occurred on March 5, 2008. We reached technological feasibility of the Helicos System in December 2007 and, as a result we began to record the cost of components for the Helicos System in inventory.

        We believe that the Helicos System can potentially access a wide range of genetic analysis tests useful to the basic, pharmaceutical, and biomedical research and development markets. In addition, we have envisioned a series of performance enhancements to the chemistries and consumables used on the initial Helicos System which potentially serve to greatly enhance the sequencing throughput. Each of these research and development projects is dependent upon achieving technical objectives, which are inherently uncertain. As a result of these uncertainties, we are unable to predict to what extent we will receive additional cash inflows from the commercialization and sale of these future tests or from the future enhanced throughput. Our inability to complete these new research and development projects in a timely manner could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

General and administrative expenses

        General and administrative expenses consist principally of salaries, benefits and stock-based compensation, consulting and professional fees, including patent related costs, general corporate costs and facility costs not otherwise included in research and development expenses.

        General and administrative expenses for the years ended December 31, 2007 and 2006 were $14.3 million and $6.9 million, respectively. We expect that these expenses will continue to increase significantly in 2008 and beyond as we hire our specialized sales, marketing and service personnel and increase our finance and administrative staff to support the requirements of being a public company. We also anticipate that we will incur increased expenses for the costs associated with Sarbanes-Oxley compliance, continued ERP system enhancements, directors' and officers' insurance, investor relations programs and directors' fees.

RESULTS OF OPERATIONS

Year ended December 31, 2007 compared to year ended December 31, 2006

        Grant revenue.    We recognized $582,000 of grant revenue during the year ended December 31, 2007, and $159,000 of grant revenue during the year ended December 31, 2006. Grant revenue recognized during the years ended December 31, 2007 and 2006 related to the reimbursement of expenses in connection with our government research grant.

        Research and development expenses.    Research and development expenses during the years ended December 31, 2006 and 2007 were as follows:

	Year ended December 31,
($ in thousands)	2006	2007	Change
Research and development	$14,382	$24,758	$10,376	72%

        Research and development expenses increased by $10.4 million from the year ended December 31, 2006 to the year ended December 31, 2007. The increase was primarily due to a $4.9 million increase in product development costs in support of pre-production activity, which included lab expenses, materials, supplies, temporary help and prototype expenses. Our salary and benefit expenses increased by $3.5 million and our stock-based compensation expense increased by $925,000 due primarily to the hiring of additional personnel to support the pre-production activity. Increased headcount and pre-production activity required additional space, raising occupancy costs by $856,000.

        Prior to reaching technological feasibility, our start-up manufacturing costs, such as those relating to the assembly, testing and performance validation of the Helicos System, were expensed to research and development expense as the costs were incurred. When management determined that the Helicos System was ready for commercial launch in December 2007, we began capitalizing our manufacturing costs to inventory.

        General and administrative expenses.    General and administrative expenses during the years ended December 31, 2006 and 2007 were as follows:

	Year ended December 31,
($ in thousands)	2006	2007	Change
General and administrative	$6,917	$14,312	$7,395	107%

        The increase in general and administrative expenses of $7.4 million from the year ended December 31, 2006 to the year ended December 31, 2007 was primarily due to an increase of $2.9 million related to becoming a public company, including legal expenses, investor relations expenses, accounting fees, dues and fees and consulting fees. In addition, our salary and benefit expenses increased by $1.7 million and our stock-based compensation expense increased by $1.2 million. These increases were primarily due to the hiring of additional personnel. The increase also included $289,000 related to initiating a marketing program and $174,000 for patent filings. We expect our general and administrative expenses to increase as we expand our sales and marketing functions, and incur additional administrative costs associated with the requirements of being a public company. We also anticipate that we will incur increased expenses for the costs associated with Sarbanes-Oxley compliance, continued ERP system enhancements, directors' and officers' insurance, investor relations programs and directors' fees.

        Interest income.    Interest income for the years ended December 31, 2006 and 2007 was as follows:

	Year ended December 31,
($ in thousands)	2006	2007	Change
Interest income	$766	$1,960	$1,194	156%

        The increase in interest income from the year ended December 31, 2006 compared to the year ended December 31, 2007 was due primarily to higher cash and cash equivalents during the year ended December 31, 2007 in connection with the receipt of proceeds from the IPO.

        Interest expense.    Interest expense was $206,000 for the year ended December 31, 2006, compared to $277,000 during the year ended December 31, 2007, respectively. The interest expense was related to interest paid on a term loan under a line of credit facility and security agreement entered into in June 2006, and interest expense related to the Series B redeemable convertible preferred stock warrants that were issued in connection with the line of credit facility.

Year ended December 31, 2006 compared to year ended December 31, 2005

        Grant revenue.    We recognized $159,000 of grant revenue during the year ended December 31, 2006, and no revenue during the year ended December 31, 2005. Grant revenue recognized during the year ended December 31, 2006 related to the reimbursement of expenses in connection with our government research grant.

        Research and development expenses.    Research and development expenses during the years ended December 31, 2005 and 2006 were as follows:

	Year ended December 31,
($ in thousands)	2005	2006	Change
Research and development	$8,411	$14,382	$5,971	71%

        The increase in research and development expenses from the year ended December 31, 2005 to the year ended December 31, 2006 was primarily due to a $3.3 million increase in salary and benefit expenses and a $87,000 increase in stock-based compensation expense, both of which are associated with increased headcount. Product development costs, which include lab expenses, materials, supplies and equipment depreciation expense, increased by $1.7 million in support of increased personnel. In addition, facility related expenses, consisting of additional rent, utilities and telephone costs, increased by $726,000 due to our relocation in July 2006.

        General and administrative expenses.    General and administrative expenses during the years ended December 31, 2005 and 2006 were as follows:

	Year ended December 31,
($ in thousands)	2005	2006	Change
General and administrative	$2,870	$6,917	$4,047	141%

        The increase in general and administrative expenses from the year ended December 31, 2005 to the year ended December 31, 2006 was primarily due to an increase of $1.6 million in salary and benefit expense associated with the hiring of additional administrative staff, including our Senior Vice President of Marketing and Chief Financial Officer. Stock-based compensation expense increased by $1.1 million from $43,000 in 2005 to $1.2 million in 2006; and legal, accounting and consulting fees increased by $496,000; marketing related expenses increased by $266,000. The combination of increased occupancy costs, travel and other employee-related expense accounts for the remaining increase of $505,000.

        Interest income.    Interest income for the years ended December 31, 2005 and 2006 was as follows:

	Year ended December 31,
($ in thousands)	2005	2006	Change
Interest income	$363	$766	$403	111%

        The increase in interest income from the year ended December 31, 2005 to the year ended December 31, 2006 was due primarily to higher cash and cash equivalents during 2006 in connection with the receipt of proceeds of our Series B redeemable convertible preferred stock financing in March 2006 of $19.9 million, net of issuance costs.

        Interest expense.    Interest expense was $206,000 during the year ended December 31, 2006. We did not incur any interest expense in the year ended December 31, 2005. The interest expense during the year ended December 31, 2006 was related to interest paid on a term loan under a line of credit facility and security agreement entered into in June 2006, and interest expense related to the Series B redeemable convertible preferred stock warrants that were issued in connection with the line of credit facility.

LIQUIDITY AND CAPITAL RESOURCES

        We have incurred losses since our inception in May 2003 and, as of December 31, 2007 we had an accumulated deficit of $94.1 million. We have financed our operations to date principally through the sale of preferred stock and common stock, including our IPO, debt financing and interest earned on investments. Through December 31, 2007, we have received net proceeds of $66.8 million from the issuance of preferred stock, $47.5 million through the issuance of common stock, including our IPO, $2.5 million in debt financing from a lender to finance equipment purchases, and $9.9 million in debt financing from a lender for working capital, capital expenditures and general corporate purposes. Working capital as of December 31, 2007 was $50.7 million, consisting of $55.4 million in current assets and $4.7 million in current liabilities. Working capital as of December 31, 2006 was $8.7 million, consisting of $12.0 million in current assets and $3.4 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net increase in cash and cash equivalents for the years ended December 31, 2005, 2006, 2007 and for the period from May 9, 2003 (date of inception) through December 31, 2007:

	Year ended December 31,			Period from May 9, 2003 (date of inception) through December 31, 2007
($ in thousands)	2005	2006	2007
Net cash provided by (used in):
Operating activities	$(10,014)	$(16,532)	$(32,803)	$(66,085)
Investing activities	11,704	(3,998)	(1,388)	(7,053)
Financing activities	27	22,553	76,285	125,821

Net increase in cash and cash equivalents	$1,717	$2,023	$42,094	$52,683

        Net cash used in operating activities.    Net cash used in operating activities was $10.0 million for the year ended December 31, 2005 compared to $16.5 million for the year ended December 31, 2006. The $6.5 million increase was primarily due to an increase in the net loss of $9.7 million, partially offset by an increase in the changes of accounts payable, accrued expenses and other current liabilities of $1.4 million, an increase in non-cash stock-based compensation expense of $1.2 million, and an increase in non-cash depreciation and amortization expense of $471,000.

        Net cash used in operating activities was $16.5 million for the year ended December 31, 2006 compared to $32.8 million for the year ended December 31, 2007. The $16.3 million increase was primarily due to an increase in the net loss of $16.2 million and an increase in inventory purchases of $1.6 million, partially offset by an increase in non-cash stock-based compensation expense of $2.1 million and an increase in non-cash depreciation and amortization expense of $635,000.

        Net cash used in investing activities.    Net cash provided by investing activities was $11.7 million for the year ended December 31, 2005, compared to net cash used in investing activities of $4.0 million for the year ended December 31, 2006. The $15.7 million decrease was primarily due to an $11.3 million decrease in cash provided by the maturities of short-term investments, a $2.0 million increase in the cash used in the purchases of short-term investments, a $1.9 million increase in cash used in the purchase of property and equipment and an increase in restricted cash of $450,000 used for a security deposit.

        Net cash used in investing activities was $4.0 million for the year ended December 31, 2006 compared to $1.4 million for the year ended December 31, 2007. The $2.6 million decrease was primarily due to a $7.4 million decrease in the cash used in the purchases of short-term investments, a $570,000 decrease in purchases of property and equipment, and the increase in restricted cash of $450,000 during the year ended December 31, 2006, partially offset by a $5.8 million decrease in cash provided by maturities of short-term investments.

        Net cash provided by financing activities.    Net cash provided by financing activities was $27,000 and $22.6 million for the years ended December 31, 2005 and 2006, respectively. Net cash provided by financing activities during the year ended December 31, 2006 consisted primarily of $19.9 million provided by the net proceeds of the Series B redeemable convertible preferred stock financing in March 2006 and $2.5 million provided by the proceeds from long-term debt borrowings.

        Net cash provided by financing activities was $22.6 million and $76.3 million for the years ended December 31, 2006 and 2007, respectively. The $53.7 million increase was primarily due to $49.0 million of cash proceeds from the initial public offering and a $7.5 million increase of cash proceeds from the issuance of debt, partially offset by a $1.7 million increase of IPO costs and a $685,000 increase of cash payments on debt.

Operating Capital and Capital Expenditure Requirements

        To date, we have only shipped one Helicos™ Genetic Analysis System and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least two years as we develop and prepare for the commercial launch of our HeliScope system and develop the corporate infrastructure required to manufacture and sell our products and operate as a publicly traded company.

        We do not expect to generate product revenue until at least the second half of 2008. We believe that our existing cash, cash equivalents and investment balances, and interest income we earn on these balances will be sufficient into the first quarter of 2009. It is difficult to predict the actual rate of product sales as a result of the complex nature of the Helicos System and its expected long sales cycle. If our available cash balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into another credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities would likely have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of this report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

  •
  the timeliness of payments from our customers;

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

        Working capital as of December 31, 2007 was $50.7 million, consisting of $55.4 million in current assets and $4.7 million in current liabilities. Working capital as of December 31, 2006 was $8.7 million, consisting of $12.0 million in current assets and $3.4 million in current liabilities.

Contractual Obligations

        The following table summarizes our outstanding obligations as of December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Operating leases	$2,944	$1,500	$1,444	$—	$—
Long-term debt (including interest)	14,424	1,943	11,620	861	—
License agreements(1)	1,787	183	332	332	940

Total	$19,155	$3,626	$13,396	$1,193	$940

(1)
Consists of fixed payments that we believe we are reasonably likely to make under the license agreements with AZTE, Roche and Caltech over the lives of the underlying existing patents.

        The table above does not include possible royalties payable under our license agreements. Our commitments for operating leases relate to the lease for our corporate headquarters in Cambridge, Massachusetts.

License agreements and patents

        We have fixed annual costs associated with license agreements into which we have entered. In addition we may have to make contingent payments in the future upon realization of certain milestones or royalties payable under these agreements.

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provided that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The advance period ended on December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments were required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of December 31, 2007, advances on the credit facility were $2.5 million at a weighted-average interest rate of 10.1%.

Loan and security agreement

        In December 2007, we entered into a loan and security agreement with GE Capital. The loan agreement provides that we may borrow up to $20.0 million at an interest rate equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate or (B) 3.84% plus (ii) 6.11%. The initial term loan was made on the closing date in an aggregate principal amount equal to $10.0 million. We may request one additional term loan in an amount equal to $10.0 million no later than June 30, 2008. The credit facility contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants to which we and our subsidiaries must adhere. The proceeds of the loan agreement may be used for working capital, capital expenditures and general corporate purposes and are collateralized by essentially all of our assets. Payments are required to be made on a monthly basis. For the initial term loan, interest-only payments are required for the first twelve months. Thereafter, for the following 24 months, payments of principal and interest will be due. For any subsequent term loan, interest-only payments will be required for the first nine months. Thereafter, for the following 27 months, payments of principal and interest will be due. As of December 31, 2007, advances on the loan agreement were $10.0 million at 9.95%.

OFF-BALANCE SHEET ARRANGEMENTS

        We currently do not have any special purpose entities or off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our management's discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

Stock-based compensation

        Prior to January 1, 2006, we accounted for employee stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," or SFAS No. 123. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," or SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006 included: (a) the pro rata compensation cost for all share-based compensation granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) the pro rata compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method of SFAS No. 123(R), results for prior periods have not been restated, and the impact of adopting SFAS No. 123(R) was not material to the net loss or cash flows. For all grants, the amount of share-based compensation expense recognized has been adjusted for estimated forfeitures of awards for which the requisite service was not expected to be provided. Estimated forfeiture rates are developed based on our analysis of historical forfeiture data. Prior to the adoption of the fair value recognition provisions of SFAS No. 123(R), share-based payment expense was adjusted for actual forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was immaterial.

        We account for stock-based compensation issued to non-employees in accordance with SFAS 123(R) and EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services." We record the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes option pricing model. The value of the equity instrument is charged to earnings over the term of the service agreement.

        For stock-based compensation awards granted to both employees and non-employees, we use the fair value method of calculating stock-based compensation in accordance with SFAS No. 123 for awards prior to January 1, 2006 and SFAS No. 123(R) for awards after December 31, 2005. Calculating the fair value of stock-based awards requires the input of highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Stock-based compensation expense is significant to our financial statements and is calculated using our best estimates which involve inherent uncertainties and the application of management's judgment. Significant estimates include the expected life of the stock option, stock price volatility, risk-free interest rate and forfeiture rates.

        The expected life represents the weighted-average period that our stock options are expected to be outstanding. The expected life assumption is based on the expected life assumptions of similar entities. As we have been operating as a public company for a short period of time, it is not possible to use actual price volatility data. Therefore, we estimated the volatility of our common stock based on the historical volatility of entities in our industry that have been public for a period of time that approximates our expected life of our stock options and that are comparable to us in terms of market capitalization and financial position. Using an expected volatility based on the average historical volatility of other entities may result in variability when compared to actual historical volatility of our common stock since our May 2007 IPO. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with terms equal to the expected lives of the stock options. We have never and do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. In order to properly attribute compensation expense, we are required to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what has been recorded. For stock options granted to employees, we allocate expense on a straight-line basis over the requisite service period. For stock options granted to nonemployees, we allocate expense using an accelerated recognition method as prescribed in FIN 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an Interpretation of APB Opinion No. 15 and 25."

        There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, or if we decide to use a different valuation model, the stock-based compensation expense that we record in the future under SFAS No. 123(R) may differ significantly from what we have recorded and could materially affect our operating results.

        In the absence of a public trading market for our common stock prior to our May 2007 IPO, our board of directors determined the fair market value of our common stock in good faith based upon consideration of a number of relevant factors including:

  •
  our stock option grants involved illiquid securities in a private company;

  •
  prices of our Series A and Series B redeemable convertible preferred stock issued primarily to outside investors in arms-length transactions, and the rights, preferences and privileges of our preferred stock relative to those of our common stock;

  •
  our results of operations, financial status and the status of our research and product development efforts;

  •
  our stage of development and business strategy;

  •
  the composition of and changes to our management team; and

  •
  the likelihood of achieving a liquidity event for the shares of our common stock underlying stock options, such as an initial public offering of our common stock or our sale to a third-party, given prevailing market conditions.

        We retrospectively analyzed the fair value of our common stock at option grant dates from January 1, 2006 to December 31, 2006. As part of our retrospective analysis, we considered the status and progress of a number of company-specific business and financial conditions and milestones during 2006, including our results of operations, research and development activities, product and operational milestones, the lack of liquidity in our common stock, the increasing likelihood we would pursue an initial public offering, preliminary pricing indications in connection with this offering and industry trends in the market for life sciences issuers. In accordance with the fair market value concepts within the AICPA's Practice Aid titled "Valuation of Privately-Held Company Equity Securities Issued as Compensation," we also considered arms-length cash transactions with unrelated parties for issuances of our equity securities as an indicator of an observable market price, namely, the established per share fair market value of our Series B preferred stock issuances of $1.29 per share in March 2006, and considered the rights, preferences and conversion ratio of our preferred stock in relation to our common stock. In addition, we considered the results of a contemporaneous valuation of our common stock on January 19, 2007 and two retrospective valuations of our common stock dated March 31, 2006 and October 31, 2006. During 2006, we did not perform a contemporaneous valuation because prior to November 2006, we deemed it unlikely that an initial public offering would occur in the near term. In January 2007, we subsequently deemed it appropriate to reassess the fair value of our common stock with respect to 2006 and performed two retrospective valuations on our common stock as of March 31, 2006 and October 31, 2006. After considering each of the above factors, our board of directors determined the fair value of our common stock to be $11.97 per share on February 28, 2007, $11.07 on January 19, 2007, $8.87 per share on October 31, 2006 and $1.80 per share on March 31, 2006, all on a post-reverse stock split basis. The difference between the fair value of our common stock during the period from January 1, 2006 to May 24, 2007 (the date of our IPO) and $9.00, which was the initial public offering price, was attributable to the superior rights and preferences of our preferred stock that would convert into common stock upon consummation of an offering, the continued demand for initial public offerings during the period, the achievement of corporate milestones and the illiquid nature of our common stock. We recorded stock-based compensation expense to the extent that the fair value of our common stock at the date of the grant exceeded the exercise price of the equity awards.

        With respect to the contemporaneous valuation on January 19, 2007 and the retrospective valuation on October 31, 2006, a combination of the income approach and the market approach were used, which were equally weighted. With respect to the retrospective valuation on March 31, 2006, a market approach was used because at that time we were still in the early stages of development without a specific product to introduce into the market. Therefore, we did not have financial projections available for a discounted cash flow approach.

        The income approach involves applying appropriate discount rates to estimated cash flows that are based on forecasts of revenue and costs. Key assumptions associated with the income approach include: projected cash flows which reflect management's best estimates of our future operations; a terminal value, which attributes value to cash flows for the years beyond the projection period; and a discount rate, which reflects the nature of the company and the risks associated with the business.

        The market approach, specifically the guideline company analysis, provides indications of our value by comparison to similar publicly traded companies. Stocks of these companies are actively traded in a free and open market, either on an exchange or over the counter. Although it is clear that no two companies are entirely alike, the only restrictive requirement imposed by this approach is that the companies selected as guideline companies be engaged in the same or similar line of business. Specifically, we identified several companies as guideline companies in our industry that are comparable to us in terms of market capitalization and financial position.

        The enterprise value was then allocated to preferred and common stock using the Probability Weighted Expected Return Method, or PWERM, for the January 19, 2007 and October 31, 2006 valuations, and the Option Pricing Method, or OPM, for the March 31, 2006 valuation. The respective allocation methodologies were used that best match the ability of an investor at the date of value to project future values. In January 2007 and October 2006, we had the ability to extrapolate future initial public offering values due to the development effort toward commercialization of the Helicos™ Genetic Analysis System and subsequent interest from investment banks. Therefore, the PWERM, which employs specific future liquidation values, is the most appropriate allocation methodology. In March 2006, we did not have a clear path to a liquidity event and thus a more general volatility calculation is appropriate to project future values, which coincides with the OPM analysis.

        Under the PWERM method, the value of the common stock is estimated based upon an analysis of future values for the enterprise assuming various future outcomes. Share value is based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available, as well as the rights of each share class. The future outcomes we considered were: initial public offering; merger or sale; liquidation; and continuing operations as a viable private company.

        The OPM method involves making estimates of the anticipated timing of a potential liquidity event and estimates the volatility of our equity securities. The anticipated timing was based on our plans toward the liquidity event and on our board of directors' judgment. Estimating the volatility of the share price of a privately-held company is complex because there is no readily available market for the shares. We estimated the volatility of our stock based on available information on volatility of stocks of publicly traded companies in the industry.

        During the year ended December 31, 2007, we recognized approximately $3.4 million of stock-based compensation expense related to equity awards granted to employees and non-employees. Total unrecognized share-based compensation expense for all stock-based awards was approximately $10.0 million at December 31, 2007, of which $3.4 million will be recognized in 2008, $3.0 million in 2009, $2.7 million in 2010 and $907,000 thereafter. This results in these amounts being recognized over a weighted-average period of 1.6 years.

        Information on employee and non-employee stock options granted in 2006 and 2007 is summarized as follows:

Grants made during year ended	Number of stock options granted	Weighted average exercise price	Weighted average fair value per share	Average intrinsic value per share
December 31, 2006	588,421	$0.59	$3.06	$2.47
December 31, 2007	1,586,081	$10.40	$10.57	$0.17

        In March 2007, we modified the exercise price of 493,888 unvested stock option grants made from January through October 2006 from $0.59 per share to $1.80 per share, and 84,666 unvested stock option grants made in November and December 2006 from $0.59 per share to $8.87 per share. The above table reflects the weighted average exercise prices at the time of initial grant. The increase in option exercise prices did not have a material impact on our financial position, statement of operations or cash flows.

        Information on employee and non-employee restricted stock grants in 2006 and 2007 is summarized as follows:

Grants made during year ended	Shares of restricted stock granted	Cash paid per share	Weighted average fair value per share	Average intrinsic value per share
December 31, 2006	395,555	$0.59	$5.67	$5.08
December 31, 2007	58,979	$—	$8.03	$8.03

        We recognized stock-based compensation expense on all employee and non-employee awards as follows (in thousands):

				Period from May 9, 2003 (date of inception) through December 31, 2007
	Year Ended December 31,
	2005	2006	2007
General and administrative expense	$43	$1,180	$2,372	$3,754
Research and development expense	12	99	1,024	1,137

Total	$55	$1,279	$3,396	$4,891

Revenue recognition

        We plan to recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," or SAB No. 104 and Emerging Issues Task Force No. 00-21, "Accounting for Multiple Element Revenue Arrangements." SAB No. 104 requires that persuasive evidence of a sales arrangement exists; delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. In instances where we will sell instruments with a related installation obligation, we will allocate the revenue between the instrument and the installation based on relative fair value at the time of the sale. The instrument revenue will be recognized when title and risk of loss passes. The installation revenue will be recognized when the installation is performed. If fair value is not available for any undelivered element, revenue for all elements is deferred until delivery is complete.

        In instances where we sell an instrument with specified acceptance criteria, we will defer revenue recognition until such acceptance has been obtained.

        The customer may also purchase a service contract. Revenue from service contracts will be recognized ratably over the service period.

Inventory

        Prior to reaching technological feasibility, our start-up manufacturing costs, such as those relating to the assembly, testing and performance validation of the Helicos™ Genetic Analysis System, were expensed to research and development as the costs were incurred. When management determined that the Helicos System was ready for commercial launch during December 2007, we began capitalizing our manufacturing costs to inventory. We value our inventory at the lower of cost or market on a first-in, first-out basis. As necessary, we will write down the value of our inventory to its net realizable value, or for estimated obsolescence if inventory is deemed unmarketable.

Allowance for doubtful accounts

        We plan to perform ongoing evaluations of our customers and continuously monitor collections and payments to estimate an allowance for doubtful accounts based on the aging of the underlying receivables and our experiences of specific collection issues.

Net operating losses and tax credit carryforwards

        We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and tax credit carryforwards. Our consolidated financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. SFAS No. 109 "Accounting for Income Taxes," requires us to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

Impairment of long-lived assets

        Long-lived assets primarily include property and equipment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying amount of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS No. 157. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance under generally accepted accounting principles ("GAAP"). The Standard emphasizes that fair value is a market-based measurement and not an entity- specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. SFAS No. 157 is effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial position, results of operations or cash flows.

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN No. 48. FIN No. 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 were effective as of January 1, 2007. The adoption of FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows. At the adoption date of January 1, 2007 and also at December 31, 2007, we had no unrecognized tax benefits.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our financial position, results of operations or cash flows.

        In June 2007, the Emerging Issues Task Force ("EITF") issued EITF Issue 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF No. 07-03"). EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. We are calculating the impact that the adoption of EITF 07-03 will have on our financial position, results of operations or cash flows.

        In November 2007, the EITF issued EITF Issue 07-01 "Accounting for Collaborative Arrangements" (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF No. 07-01 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. We are currently evaluating the impact that EITF 07-01 will have on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        Our exposure to market risk is limited to our cash. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain our cash in interest-bearing cash accounts. As all of our investments are cash deposits in a global bank, it is subject to minimal interest rate risk.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

        We conduct business operations outside of the United States primarily in Canada and Western Europe. These business operations are not material at this time and therefore, any currency fluctuations will not have a material impact on our financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Helicos BioSciences Corporation (A development stage company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of independent registered public accounting firm	61
Consolidated balance sheets as of December 31, 2006 and December 31, 2007	62
Consolidated statements of operations for the years ended December 31, 2005, 2006 and 2007, and the period from May 9, 2003 (date of inception) to December 31, 2007	63
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the period from May 9, 2003 (date of inception) to December 31, 2003, and the years ended December 31, 2004, 2005, 2006, and 2007	64
Consolidated statements of cash flows for the years ended December 31, 2005, 2006 and 2007, and the period from May 9, 2003 (date of inception) to December 31, 2007	67
Notes to consolidated financial statements	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Helicos BioSciences Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Helicos BioSciences Corporation and its subsidiary (a development stage enterprise) at December 31, 2006 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 and, cumulatively, for the period from May 9, 2003 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007, and share-based compensation effective January 1, 2006.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 17, 2008

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2007
ASSETS
Current assets
Cash and cash equivalents	$10,589	$52,683
Short-term investments	795	—
Unbilled government grant receivable	159	117
Inventory	—	1,612
Prepaid expenses and other current assets	502	947

Total current assets	12,045	55,359
Property and equipment, net	2,805	3,400
Restricted cash	450	450

Total assets	$15,300	$59,209

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,469	$1,691
Accrued expenses and other current liabilities	1,299	1,993
Current portion of long-term debt	608	988

Total current liabilities	3,376	4,672
Long-term debt, net of current portion	1,843	10,786
Redeemable convertible preferred stock warrants	204	—
Other long-term liabilities	455	312

Total liabilities	5,878	15,770
Redeemable convertible preferred stock: par value $0.001 per share; 59,314,030 and 5,000,000 shares authorized at December 31, 2006 and December 31, 2007, respectively; 43,686,122 and no shares issued and outstanding at December 31, 2006 and December 31, 2007, respectively	46,761	—
Commitments and contingencies (Notes 8, 9, and 10)
Stockholders' equity (deficit)
Common stock: par value $0.001 per share; 100,000,000 and 120,000,000 shares authorized at December 31, 2006 and December 31, 2007, respectively; 2,051,269 and 20,983,638 shares issued and outstanding at December 31, 2006 and December 31, 2007, respectively	2	21
Subscription receivable	(4)	—
Additional paid-in capital	1,772	137,472
Deficit accumulated during the development stage	(39,109)	(94,054)

Total stockholders' equity (deficit)	(37,339)	43,439

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$15,300	$59,209

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,			Period from May 9, 2003 (date of inception) through December 31, 2007
	2005	2006	2007
Grant revenue	$—	$159	$582	$741
Operating expenses
Research and development	8,411	14,382	24,758	51,745
General and administrative	2,870	6,917	14,312	27,816

Total operating expenses	11,281	21,299	39,070	79,561

Operating loss	(11,281)	(21,140)	(38,488)	(78,820)
Interest income	363	766	1,960	3,389
Interest expense	—	(206)	(277)	(483)

Net loss	(10,918)	(20,580)	(36,805)	(75,914)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	(18,140)	(18,140)

Net loss attributable to common stockholders	$(10,918)	$(20,580)	$(54,945)	$(94,054)

Net loss attributable to common stockholders per share—basic and diluted	$(12.62)	$(16.35)	$(4.23)

Weighted average number of common shares used in computation—basic and diluted	865,355	1,258,438	12,989,889

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Period from May 9, 2003 (date of inception) to December 31, 2007
(in thousands, except share and per share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock						Deficit accumulated during development stage
					Common stock						Total stockholders' equity (deficit)
							Additional paid-in capital	Subscription receivable		Other accumulated income (loss)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at inception	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of Series A redeemable convertible preferred stock in December 2003 for cash at $0.9555 per share, net of issuance costs of $59	27,815,946	26,469	—	—	—	—	—	—	—	—	—
Conversion of promissory note for shares of Series A redeemable convertible preferred stock in December 2003 at $0.9555 per share	366,300	350	—	—	—	—	—	—	—	—	—
Issuance of restricted common stock in October 2003 to a founder for cash	—	—	—	—	444,444		2	—	—	—	2
Issuance of restricted common stock in November and December 2003 to nonemployees	—	—	—	—	618,126	1	2	(3)	—	—	—
Issuance of common stock in December 2003 at $0.45 per share in exchange for intellectual property	—	—	—	—	46,514	—	20	—	—	—	20
Stock-based compensation expense	—	—	—	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	—	—	(547)	—	(547)

Balance at December 31, 2003	28,182,246	26,819	—	—	1,109,084	1	47	(3)	(547)	—	(502)
Exercise of a stock warrant to purchase shares of common stock in January 2004	—	—	—	—	120,123	—	—	—	—	—	—
Cash received from investors in January 2004 for previously issued shares of Series A redeemable convertible preferred stock	—	50	—	—	—	—	—	—	—	—	—
Cash received from nonemployee in January 2004 for previously issued shares of restricted common stock	—	—	—	—	—	—	—	3	—	—	3
Issuance of restricted common stock in February, March and April 2004 to employees for cash at $0.45 per share	—	—	—	—	155,555		1	—	—	—	1
Issuance of restricted common stock in September 2004 to nonemployees for cash at $0.45 per share	—	—	—	—	11,888	—	—	—	—	—	—
Exercise of nonemployee stock options in December 2004 for cash of $0.45 per share	—	—	—	—	15,200		6	—	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	138	—	—	—	138
Unrealized short-term loss	—	—	—	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	—	—	—	(7,064)	—	(7,064)

Balance at December 31, 2004	28,182,246	26,869	—	—	1,411,850	1	192	—	(7,611)	(17)	(7,435)

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2007
(in thousands, except share and per share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock						Deficit accumulated during development stage
					Common stock
							Additional paid-in capital	Subscription receivable		Other accumulated income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	28,182,246	26,869	—	—	1,411,850	1	192	—	(7,611)	(17)	(7,435)
Issuance of restricted common stock in March 2005 in exchange for intellectual property	—	—	—	—	88,888	—	—	—	—	—	—
Issuance of restricted common stock in July 2005 to employees for cash at $0.45 per share	—	—	—	—	55,555	1	—	—	—	—	1
Issuance of restricted common stock in April and December 2005 to nonemployees for cash at $0.45 per share	—	—	—	—	1,666	—	1	—	—	—	1
Exercise of employee stock options in June 2005 for cash at $0.45 per share	—	—	—	—	277	—	—	—	—	—	—
Exercise of nonemployee stock options in September 2005 for cash at $0.45 per share	—	—	—	—	444	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	55	—	—	—	55
Vesting of previously issued shares of restricted common stock	—	—	—	—	—	—	36	—	—	—	36
Change in unrealized short-term loss	—	—	—	—	—	—	—	—	—	17	17
Net loss	—	—	—	—	—	—	—	—	(10,918)	—	(10,918)

Balance at December 31, 2005	28,182,246	26,869	—	—	1,558,680	2	284	—	(18,529)	—	(18,243)
Issuance of restricted common stock in January 2006 to nonemployees for cash at $0.45 per share	—	—	—	—	1,111	—	—	—	—	—	—
Issuances of Series B redeemable convertible preferred stock in March 2006 for cash at $1.29 per share, net of issuance costs of $108	—	—	15,503,876	19,892	—	—	—	—	—	—	—
Issuance of common stock in July 2006 to employees for cash at $0.585 per share	—	—	—	—	44,444	—	247	—	—	—	247
Issuance of restricted common stock in September, November and December 2006 to employees for cash at $0.585 per share	—	—	—	—	394,444	—	2	(4)	—	—	(2)
Exercise of nonemployee stock options in November 2006 for cash at $0.585 per share	—	—	—	—	4,444	—	2	—	—	—	2
Exercise of employee stock options in January and December 2006 for cash at $0.45 per share	—	—	—	—	48,146	—	22	—	—	—	22
Stock-based compensation expense	—	—	—	—	—	—	1,058	—	—	—	1,058
Vesting of previously issued shares of restricted common stock	—	—	—	—	—	—	157	—	—	—	157
Net loss	—	—	—	—	—	—	—	—	(20,580)	—	(20,580)

Balance at December 31, 2006	28,182,246	26,869	15,503,876	19,892	2,051,269	2	1,772	(4)	(39,109)	—	(37,339)

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2007
(in thousands, except share and per share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock						Deficit accumulated during development stage
					Common stock
							Additional paid-in capital	Subscription receivable		Other accumulated income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	28,182,246	26,869	15,503,876	19,892	2,051,269	2	1,772	(4)	(39,109)	—	(37,339)
Issuances of Series B redeemable convertible preferred stock in January 2007 for cash at $1.29 per share, net of issuance costs of $6	—	—	15,503,876	19,994	—	—	—	—	—	—	—
Exercise of employee stock options in January 2007 for cash at $0.585 per share	—	—	—	—	4,311	—	3	—	—	—	3
Exercise of employee stock options in June, August and December 2007 for cash at $0.45 per share	—	—	—	—	1,866	—	—	—	—	—	—
Exercise of employee stock options in June, July and November 2007 for cash at $1.80 per share	—	—	—	—	1,079	—	2	—	—	—	2
Exercise of non-employee stock options in June, October and November 2007 for cash at $0.45 per share	—	—	—	—	6,500	—	3	—	—	—	3
Issuance of restricted common stock in July and August 2007 to employees	—	—	—	—	56,757	—	—	—	—	—	—
Issuance of restricted common stock in April 2007 to a non-employee	—	—	—	—	2,222	—	—	—	—	—	—
Cash received from employee in January 2007 for previously issued shares of restricted common stock	—	—	—	—	—	—	—	4	—	—	4
Cancellation of shares of restricted common stock	—	—	—	—	(88,888)	—	—	—	—	—	—
Forfeiture of shares of unvested restricted common stock	—	—	—	—	(11,111)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,396	—	—	—	3,396
Vesting of previously issued shares of restricted common stock	—	—	—	—	—	—	85	—	—	—	85
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	—	—	—	—	18,140	—	(18,140)	—	—
Reclassification of amounts due to stockholders for fractional shares upon reverse stock split	—	—	—	—	(10)	—	—	—	—	—	—
Issuance of common stock in initial public offering ("IPO"), net of discounts, commissions and issuance costs of $4,750	—	—	—	—	5,400,000	5	43,845	—	—	—	43,850
Issuance of common stock in over-allotment to underwriters, net of discounts and commissions of $250	—	—	—	—	397,000	1	3,322				3,323
Conversion of preferred stock	(28,182,246)	(26,869)	(31,007,752)	(39,886)	13,153,293	13	66,742	—	—	—	66,755
Exercise of warrants to purchase common stock	—	—	—	—	9,350	—	162	—	—	—	162
Net loss	—	—	—	—					(36,805)		(36,805)

Balance at December 31, 2007	—	$—	—	$—	20,983,638	$21	$137,472	$—	$(94,054)	$—	$43,439

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

				Period from May 9, 2003 (date of inception) through December 31, 2007
	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net loss	$(10,918)	$(20,580)	$(36,805)	$(75,914)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	482	953	1,588	3,203
Amortization of lease incentive	—	(70)	(146)	(216)
Common stock issued for licenses	—	127	—	147
Stock-based compensation expense	55	1,279	3,396	4,891
Noncash interest expense related to warrants	—	137	11	148
Changes in operating assets and liabilities:
Unbilled government grant receivable	—	(159)	42	(117)
Inventory	—	—	(1,612)	(1,612)
Prepaid expenses and other current assets	118	(274)	(338)	(706)
Accounts payable	398	825	222	1,691
Accrued expenses and other current liabilities	(149)	819	886	2,036
Other long-term liabilities	—	411	(47)	364

Net cash used in operating activities	(10,014)	(16,532)	(32,803)	(66,085)

Cash flows from investing activities:
Purchases of property and equipment	(843)	(2,753)	(2,183)	(6,603)
Increase in restricted cash	—	(450)	—	(450)
Purchases of short-term investments	(5,438)	(7,433)	—	(34,709)
Maturities of short-term investments	17,985	6,638	795	34,709

Net cash provided by (used in) investing activities	11,704	(3,998)	(1,388)	(7,053)

Cash flows from financing activities:
Proceeds from debt issuances	—	2,473	9,933	12,406
Payments on debt	—	—	(685)	(685)
Payments of debt issuance costs	—	—	(174)	(174)
Proceeds from initial public offering	—	—	49,011	49,011
Deferred initial public offering costs	—	(89)	(1,749)	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	19,892	19,994	66,405
Proceeds from bridge loan	—	—	—	350
Proceeds from issuance of common stock	—	26	—	26
Proceeds from issuance of restricted common stock	27	227	4	339
Payments to employees for cancelled restricted common stock	—	—	(57)	(57)
Proceeds from exercise of stock options	—	24	8	38

Net cash provided by financing activities	27	22,553	76,285	125,821

Net increase in cash and cash equivalents	1,717	2,023	42,094	52,683
Cash and cash equivalents, beginning of period	6,849	8,566	10,589	—

Cash and cash equivalents, end of period	$8,566	$10,589	$52,683	$52,683

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$69	$234	$303
Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$—	$95	$—	$95
Conversion of bridge loan to equity	$—	$—	$—	$350
Beneficial conversion feature related to Series B redeemable convertible preferred stock	$—	$—	$18,140	$18,140
Conversion of preferred stock to common stock	$—	$—	$66,755	$66,755
Reclassification of preferred stock warrants to common stock warrants	$—	$—	$162	$162

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description

        Helicos BioSciences Corporation ("Helicos" or the "Company") is a life sciences company focused on innovative genetic analysis technologies for the research, drug discovery and clinical diagnostics markets. Helicos has developed a proprietary technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or single DNA copies of RNA. Helicos is a Delaware corporation and was incorporated on May 9, 2003.

        The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at December 31, 2007, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects such losses to continue for at least two years as it continues to develop and commercialize its products. The Company will likely seek to raise additional funds through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. However, additional financing may not be available on a timely basis on terms acceptable to the Company, or at all. The Company's failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company may have to delay, reduce or eliminate development and commercialization efforts, and may have to obtain funds through arrangements with collaborators or others on terms unfavorable to the Company or pursue merger or acquisition strategies. If necessary, the Company will either raise capital or curtail its future spending to ensure it will continue its business operations.

        On May 7, 2007, a 1 for 4.5 reverse split of the Company's common stock was made effective by the filing of a Certificate of Amendment of the Company's Second Amended and Restated Certificate of Incorporation. The split had been approved by the Company's Board of Directors and shareholders. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

2. Initial Public Offering

        On May 24, 2007, the Company completed its initial public offering ("IPO") of 5,400,000 shares of common stock at an initial public offering price of $9.00 per share. Net proceeds were approximately $43.9 million after deducting underwriting discounts and commissions and offering expenses paid by the Company. Total fees and expenses paid by the Company, excluding underwriting discounts and commissions were approximately $1.8 million which includes legal, accounting and printing costs and various other fees associated with registration and listing of the Company's common stock.

        On May 24, 2007, upon completion of the Company's IPO, all of the Company's 59,189,998 shares of redeemable convertible preferred stock outstanding on that date were automatically converted into 13,153,293 shares of common stock. In addition, the outstanding warrants to purchase 81,184 shares of Series B redeemable convertible preferred stock were converted into warrants to purchase 18,040 shares of common stock. During the period January 1, 2007 through the date of the Company's IPO, the estimated fair value of the warrants to purchase 81,184 shares of Series B redeemable convertible preferred stock decreased by $42,000 to $162,000. Upon conversion on the date of the Company's IPO,

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Initial Public Offering (Continued)

the warrants to purchase 18,040 shares of the Company's common stock were reclassified to additional paid-in capital.

        On June 27, 2007, the underwriters exercised their over-allotment option and purchased an additional 397,000 shares of the Company's common stock, and the net proceeds after deducting underwriters' discounts and commissions related to the offering were approximately $3.3 million.

3. Summary of Significant Accounting Policies

Basis of presentation and consolidation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. It is management's opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary to present fairly the Company's financial position at December 31, 2006 and 2007 and results of operations and cash flows for the years ended December 31, 2005, 2006, 2007 and the period from May 9, 2003 (date of inception) through December 31, 2007.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Cash and cash equivalents

        The Company considers all highly liquid investments with original maturities of generally three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value.

Short-term investments

        The Company classifies marketable securities as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value with unrealized gains and losses reported, if material, as a component of other comprehensive gain or loss in stockholders' equity (deficit). There were no gross unrealized gains and losses at December 31, 2006 or 2007. Gains or losses on securities sold are based on the specific identification method.

Concentration of credit risk

        The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and short-term investments. The Company places its cash and cash equivalents in an accredited financial institution.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

Fair value of financial instruments

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts payable, accrued expenses, debt and redeemable convertible preferred stock warrants approximate their fair value at December 31, 2006 and 2007.

Inventory

        When the Company determined that the Helicos™ Genetic Analysis System was ready for commercial launch in December 2007, the Company began capitalizing its manufacturing costs as inventory. The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis ("FIFO"). Included in inventory are raw materials and work in process used in the production of the Company's first commercial product, the Helicos System and related reagents.

Property and equipment

        Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: Machinery and equipment—three years, office furniture and equipment—three years, leasehold improvements—the shorter of three years or the life of lease. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There have been no material retirements or sale of assets since May 9, 2003 (date of inception).

Long-lived assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

Redeemable convertible preferred stock warrant

        Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and FASB Staff Position ("FSP") FAS 150-5, "Issuer's Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable." Under FSP FAS 150-5, the freestanding warrant that was related to the Company's redeemable convertible preferred stock was classified as a liability on the balance sheet as of January 1, 2006. The warrant was subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of interest expense. Fair value was measured using the Black-Scholes option pricing model. The Company continued to adjust the liability for changes in fair value until the completion of its initial public offering on May 24, 2007, at which time all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to equity.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

Revenue recognition

        Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expenses are incurred.

Research and development

        Research and development expenditures are charged to the consolidated statement of operations as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, clinical trial and related supply costs, contract services, depreciation and amortization expense and other related costs.

Income taxes

        The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company's consolidated financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. SFAS No. 109 "Accounting for Income Taxes," requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company's provision for income taxes, the Company's deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

        Effective January 1, 2007, the Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109." This Interpretation prescribes the methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 12, "Income Taxes" for additional disclosure.

Stock-based compensation

        Prior to January 1, 2006, the Company accounted for employee stock-based compensation arrangements in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006 included: (a) the pro rata compensation cost for all share-based compensation granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) the pro rata compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method of SFAS No. 123(R), results for prior periods have not been restated, and the impact of adopting SFAS No. 123(R) was not material to the net loss or cash flows. For all grants, the amount of share-based compensation expense recognized has been adjusted for estimated forfeitures of awards for which the requisite service is not expected to be provided. Estimated forfeiture rates are developed based on the Company's analysis of historical forfeiture data. Prior to the adoption of the fair value recognition provisions of SFAS No. 123(R), share-based payment expense was adjusted for actual forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures is immaterial.

        The Company accounts for stock-based compensation issued to non-employees in accordance with SFAS No. 123(R) and EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services." The Company records the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes option pricing model. The value of the equity instrument is charged to earnings over the term of the service agreement.

Net loss per share

        Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock, redeemable convertible preferred stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share.

Other comprehensive income (loss)

        SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For each of the years ended December 31, 2005, 2006 and 2007, and the period from May 9, 2003 (date of inception) to December 31, 2007, there was no material difference between the net loss and comprehensive loss.

Segment reporting

        SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statement and in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company believes that it operates in one segment.

Recent accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance under generally accepted accounting principles ("GAAP"). The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. SFAS No. 157 is effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations or cash flows.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", ("FIN No. 48"). FIN No. 48 requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 were effective as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations or cash flows. At the adoption date of January 1, 2007 and also at December 31, 2007, the Company had no unrecognized tax benefits.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its financial position, results of operations or cash flows.

        In June 2007, the Emerging Issues Task Force ("EITF") issued EITF Abstract 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF No. 07-03"). EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company is calculating the impact that the adoption of EITF No. 07-03 will have on its financial position, results of operations or cash flows.

        In November 2007, the EITF issued EITF Issue 07-01 "Accounting for Collaborative Arrangements" (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF No. 07-01 is effective for fiscal years beginning after December 15, 2007, and interim

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

periods within those years. The Company is currently evaluating the impact of EITF No. 07-01 will have on its financial position, results of operations or cash flows.

4. Short-Term Investments

        During the years ended December 31, 2006 and 2007, the Company maintained short-term investments in corporate obligations with a maturity date no greater than twelve months to help meet liquidity objectives. The Company's investments in these corporate obligations at December 31, 2006 and 2007 were $795,000 and $0, respectively, and were accounted for as available-for-sale. Accordingly, the Company recorded these investments at fair value which approximates the cost basis. There were no gross unrealized gains or losses at December 31, 2006. At December 31, 2007, the Company had no short-term investments.

5. Inventory

        The components of inventory are as follows (in thousands):

	December 31,
	2006	2007
Raw materials	$—	$799
Work in process	—	813

Inventory	$—	$1,612

6. Property and Equipment, net

        Property and equipment, net consist of the following (in thousands):

	December 31,
	2006	2007
Machinery and equipment	$3,184	$4,732
Office furniture and equipment	425	897
Leasehold improvements	747	910

	4,356	6,539
Less accumulated depreciation and amortization	(1,551)	(3,139)

Property and equipment, net	$2,805	$3,400

        Depreciation and amortization charged to the consolidated statements of operations for the years ended December 31, 2005, 2006, 2007 and from May 9, 2003 (date of inception) to December 31, 2007 was $482,000, $953,000, $1.6 million and $3.2 million, respectively.

        During the year ended December 31, 2006, the Company retired and disposed of $64,000 of property and equipment, which was fully depreciated and no longer in use. There were no gains or losses on the disposal.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2006	2007
Compensation and benefits	$541	$513
Deferred rent and lease incentives	154	206
Professional fees	272	846
License fees	66	65
Other	266	363

Accrued expenses and other current liabilities	$1,299	$1,993

8. Commitments and Contingencies

License agreements and patents

        In November 2003, the Company entered into a license agreement with California Institute of Technology (the "Caltech License Agreement") that granted the Company a worldwide, exclusive, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications, and a worldwide, non-exclusive royalty bearing license, with the right to grant sublicenses, under specified technology outside the scope of the licensed patents. In connection with the Caltech License Agreement, the Company issued 46,514 shares of common stock, and recorded a charge of $20,000. In addition, the Company pays an annual license fee of $10,000 per year. The license fee payments are creditable against royalties based upon sales of products covered by patents licensed under the agreement. Royalties are calculated based on a percentage of defined net sales. The Company is also obligated to pay California Institute of Technology a portion of specified license and sublicense income, proceeds from sales of specified intellectual property and specified service revenue amounts that it receives based on licenses and sublicenses that the Company grants, sales of intellectual property and services that are provided to third parties. The royalty obligation with respect to any licensed product extends until the later of the expiration of the last-to-expire of the licensed patents covering the licensed product and three years after the first commercial sale of the licensed product in any country for non-patented technology covered under the agreement. Through December 31, 2007, no royalty payments have been made. In March 2007, the Company amended the Caltech License Agreement to provide rights under an additional patent application under the terms of the existing license in exchange for a one-time payment of $50,000 to the California Institute of Technology. All amounts paid to date and the value of the common stock issued have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. The total expense recognized under the Caltech License Agreement for the years ended December 31, 2005, 2006 and 2007, and the period from May 9, 2003 (date of inception) through December 31, 2007 was $10,000, $10,000, $60,000, and $103,000, respectively.

        In June 2004, the Company entered into a license agreement with Roche Diagnostics (the "Roche License Agreement") that granted the Company a worldwide, semi-exclusive royalty-bearing license, with the right to grant sublicenses under a patent relating to sequencing methods. In connection with the Roche License Agreement, the Company paid an upfront fee of 175,000 Euros and committed to pay an annual license fee ranging from 10,000 to 40,000 Euros. The Company has an option to convert the license to non-exclusive beginning in 2008, in which case the annual license fees would be reduced

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

to 10,000 Euros beginning in 2008. The Company has the right to terminate the Roche License Agreement at any time for convenience upon 90 days prior written notice to Roche Diagnostics. Both the Company and Roche Diagnostics have the right to terminate the Roche License Agreement upon breach by the other party, subject to notice and an opportunity to cure. The Roche License Agreement also terminates upon the occurrence of specified bankruptcy events. As part of the Roche License Agreement, the Company agrees to pay royalties based on a percentage of defined net sales. The Company also agrees to pay a portion of specified sublicense income amounts that are received based on sublicenses that the Company grants to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through December 31, 2007, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use. The total expense recognized under the Roche License Agreement for the years ended December 31, 2005, 2006 and 2007, and the period from May 9, 2003 (date of inception) through December 31, 2007 was $16,000, $23,000, $39,000, and $305,000, respectively.

        In March 2005, the Company entered into a license agreement with Arizona Technology Enterprises (the "AZTE License Agreement") that granted the Company a worldwide, exclusive, irrevocable, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications exclusively licensed by AZTE from Arizona State University and the University of Alberta. In connection with the AZTE License Agreement, the Company paid an upfront fee of $350,000, committed to an annual license fee of $50,000, which will increase to $100,000 upon the successful issuance of a U.S. patent, committed to pay a three-year maintenance fee of $50,000, payable in equal annual installments beginning in March 2006, and issued 88,888 shares of restricted common stock, which vest in two equal installments upon the achievement of separate milestones. The Company is obligated to use reasonable commercial efforts to develop, manufacture and commercialize licensed products. In addition, if the Company fails to meet specified development and commercialization deadlines, the AZTE License Agreement converts from exclusive to non-exclusive. The AZTE License Agreement will remain in force until terminated. The Company has the right to terminate the AZTE License agreement at any time for convenience upon 60 days prior written notice to Arizona Technology Enterprises. Both the Company and Arizona Technology Enterprises have the right to terminate the agreement upon breach by the other party, subject to notice and an opportunity to cure. The AZTE License Agreement also terminates upon the occurrence of specified bankruptcy events.

        As part of the AZTE License Agreement, the Company agrees to pay royalties based on a percentage of defined net sales. The Company also agrees to pay a portion of specified sublicense income amounts that are received based on sublicenses granted to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through December 31, 2007, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. In May 2006, in accordance with the license agreement, due to the successful issuance of a U.S. patent, the committed annual license fee increased from $50,000 to $100,000 and 44,444 shares of the restricted common stock vested. The vesting of 44,444 shares of restricted common stock resulted in a charge to research and development expense of $127,000 based on the fair value of the Company's common stock at the time the milestone was achieved. The remaining 44,444 shares of restricted common stock will vest immediately upon the successful issuance of a second U.S. patent The total expense recognized under the AZTE License

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

Agreement for the years ended December 31, 2005, 2006 and 2007, and the period from May 9, 2003 (date of inception) through December 31, 2007 was $400,000, $229,000, $117,000, and $746,000, respectively.

        In June 2006, the Company entered into an agreement to acquire certain U.S. and foreign patents and patent applications. In connection with the agreement, the Company paid an upfront fee of $350,000, committed to a one-time payment of $250,000 once technological feasibility has been established, and committed to a one-time payment of $400,000 upon the first commercial sale of product. As part of the agreement, the Company agrees to pay royalties based on a percentage of defined net sales. Through December 31, 2007, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use. The total expense recognized under this agreement for the years ended December 31, 2005, 2006 and 2007, and the period from May 9, 2003 (date of inception) through December 31, 2007 was $0, $350,000, $0, and $350,000, respectively.

        In April 2007, the Company entered into an agreement with PerkinElmer LAS, Inc. ("PerkinElmer"), in which PerkinElmer granted the Company a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty-bearing license under specified patents. The license from PerkinElmer grants the Company rights under certain patents to produce and commercialize certain of the reagents used in some applications on the HeliScope system, which contain chemicals purchased from PerkinElmer. In exchange for rights licensed from PerkinElmer, the Company is obligated to pay PerkinElmer a portion of the Company's net revenue from the sale of reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement. The Company has the right to terminate the agreement at any time upon 90 days written notice to PerkinElmer. Each party has the right to terminate the agreement upon breach by the other party subject to notice and an opportunity to cure. The agreement also terminates upon the occurrence of specified bankruptcy events. PerkinElmer has the sole right under the agreement to enforce the licensed patents. There has been no expense recorded for this agreement for any period from May 9, 2003 (inception) through December 31, 2007.

Operating leases

        In January 2004, the Company entered into a sublease and a direct operating lease for office and laboratory space. The sublease expired on April 30, 2005. The direct lease commenced thereafter from May 1, 2005 and expired on December 31, 2005. As provided in the facility lease, the Company deposited $40,000 for the sublease and $30,000 for the direct lease in escrow for security. As of December 31, 2006 and 2007, the Company has $30,000 and $0, respectively, recorded in prepaid and other current assets for these security deposits. At December 31, 2007, the Company has no further obligations under this agreement.

        In December 2005, the Company entered into an operating lease for new office and laboratory space. The lease expires in August 2009. In connection with this lease agreement, the Company entered into a letter of credit in the amount of $450,000, naming the Company's landlord as beneficiary. As of December 31, 2006 and 2007, the Company has classified the $450,000 letter of credit as restricted cash on the consolidated balance sheet. Additionally, in connection with the lease agreement, the Company received lease incentives from the landlord of certain leasehold improvements. The Company recorded the lease incentives as a liability and is amortizing them over the lease term as a reduction in rent

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

expense. For the years ended December 31, 2006 and 2007, the Company recorded $70,000 and $146,000, respectively, as a reduction in rent expense for this amortization. The Company has recorded a liability for these lease incentives at December 31, 2006 and 2007 of $354,000 and $258,000, respectively, of which $133,000 and $149,000 is recorded in accrued expenses and other current liabilities at December 31, 2006 and 2007, respectively, and $221,000 and $109,000 is recorded in other long-term liabilities at December 31, 2006 and 2007, respectively, on the accompanying consolidated balance sheet.

        In February 2007 and December 2007, the Company amended its existing operating lease for office and laboratory space to include additional office space in the same building, which will result in additional cash payments of approximately $581,000, $656,000 and $164,000 for each of the years ending December 31, 2008, 2009 and 2010.

        Future minimum lease payments under operating leases as of December 31, 2007 are as follows (in thousands):

2008	$1,500
2009	1,280
2010	164
Thereafter	—

Total minimum lease payments	$2,944

        Total rent expense was $232,000, $939,000, $1.3 million and $2.8 million for the years ended December 31, 2005, 2006, and 2007, and the period from May 9, 2003 (date of inception) through December 31, 2007, respectively.

        The Company records rent expense on a straight-line basis over the term. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2006 and 2007 of $141,000 and $185,000, respectively, of which $21,000 and $57,000 is recorded in accrued expenses and other current liabilities at December 31, 2006 and 2007, respectively, and $120,000 and $128,000 is recorded in other long-term liabilities at December 31, 2006 and 2007, respectively, on the accompanying consolidated balance sheet.

9. Long-Term Debt

Line of credit facility and security agreement

        In June 2006, the Company entered into a line of credit facility and security agreement (the "Credit Facility") with General Electric Capital Corporation ("GE Capital"). The Credit Facility provides that the Company may borrow up to $8.0 million at an interest rate based on the Federal Reserve's 3 year Treasury Constant Maturities Rate. The end of the advance period was December 31, 2007. The proceeds of the Credit Facility may be used for the purchase of equipment, and is collateralized by specific equipment assets. Payments are required to be made on a monthly basis, of which, the first 6 months will be interest-only payments and then 30 months of principal and interest for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of December 31, 2007, advances on the Credit Facility were $2.5 million at a weighted-average interest rate of 10.1%.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

Loan and security agreement

        In December 2007, the Company entered into a loan and security agreement with GE Capital. The loan agreement provides that the Company may borrow up to $20.0 million at an interest rate equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate or (B) 3.84% plus (ii) 6.11%. The initial term loan was made on the closing date in an aggregate principal amount equal to $10.0 million. After the initial term loan, through June 30, 2008, the Company may request one additional term loan in an amount equal to $10.0 million. The credit facility contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants to which the Company and its subsidiaries must adhere. The proceeds of the loan agreement may be used for working capital, capital expenditures and general corporate purposes and are collateralized by essentially all of the Company's assets. Payments are required to be made on a monthly basis. For the initial term loan, interest-only payments are required for the first twelve months. Thereafter, for the following 24 months, payments of principal and interest will be due. For any subsequent term loan, interest-only payments will be required for the first nine months. Thereafter, for the following 27 months, payments of principal and interest will be due. As of December 31, 2007, advances on the loan agreement were $10.0 million at 9.95%.

        As of December 31, 2007, loan payable payments are due as follows (in thousands):

2008	$1,943
2009	6,085
2010	5,535
2011	861
Thereafter	—

Total future minimum payments	14,424
Less: amount representing interest	(2,663)
Less: debt discount	25
Add: amortization of debt discount	(12)

Carrying value of debt	11,774
Less: current portion	988

Long-term obligations	10,786

Redeemable convertible preferred stock warrant

        In connection with the execution of the Credit Facility, the Company issued a warrant to GE Capital to purchase 62,016 shares of Series B redeemable convertible preferred stock. The warrants had an exercise price of $1.29 per share and expire on the earlier of (i) June 2013; or (ii) two years from the effective date of a Qualified IPO, as defined. In the event of a liquidation event, including the completion of an initial public offering, the warrants, if not exercised, will be converted into warrants to purchase common stock. The fair value of the warrants was estimated at $70,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 74%, risk free interest rate of 5.1%, expected life of seven years and no dividends. Expected volatility was based on the volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that completed initial public offerings within the last ten years. The fair value of the

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

warrants was recorded as a liability. Debt issuance costs of $70,000 are amortized to interest expense over the advance period of eighteen months. A total of $25,000 and $45,000 was amortized to interest expense during the years ended December 31, 2006 and 2007, respectively.

        In connection with the drawdowns under the Credit Facility in June and November 2006, the Company issued warrants to purchase 19,168 shares of Series B redeemable convertible preferred stock. The warrants had an exercise price of $1.29 per share and expire on the earlier of (i) dates ranging from June 2013 to November 2013; or (ii) two years from the effective date of a Qualified IPO, as defined. In the event of a liquidation event, including the completion of an initial public offering, the warrants, if not exercised, will be converted into warrants to purchase common stock. The fair value of the warrant was estimated at an aggregate of $25,000 using the Black-Scholes valuation model with the following assumptions: expected volatility ranging from 73-74%, risk free interest rate ranging from 4.6%-5.1%, expected life of seven years and no dividends. The fair value of the warrant was recorded as a liability and a debt discount and is being amortized to interest expense using the over the loan term. A total of $4,000 and $8,000 was amortized to interest expense during the years ended December 31, 2006 and 2007, respectively.

        The warrants were classified as liabilities and revalued each reporting period, with the resulting gains and losses recorded in interest expense. The change in carrying value of the warrants resulted in a charge of $109,000 for the year ended December 31, 2006 and a credit of $42,000 for the year ended December 31, 2007. The Company continued to adjust the liability for changes in fair value until the completion of its initial public offering on May 24 2007, at which time all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability of $162,000 was reclassified to equity. All of the outstanding warrants were exercised in November 2007 resulting in the purchase of 9,350 shares of common stock.

10. Redeemable Convertible Preferred Stock

        As discussed in Note 2, on May 24, 2007, upon completion of the Company's IPO, 59,189,998 shares of redeemable convertible preferred stock were automatically converted into 13,153,293 shares of common stock.

        As of December 31, 2006, the Company had 59,314,030 authorized shares of preferred stock, of which 28,182,246 are designated as Series A redeemable convertible preferred stock and 31,131,784 are designated as Series B redeemable convertible preferred stock. As of December 31, 2007, the Company has 5,000,000 authorized and no shares issued or outstanding.

        As of December 31, 2006, redeemable convertible preferred stock consists of:

	Number of Shares Authorized	Number of shares issued and outstanding	Carrying value (in thousands)	Liquidation preference per share
Series A	28,182,246	28,182,246	$26,869	$0.9555
Series B	31,131,784	15,503,876	19,892	$1.29

	59,314,030	43,686,122	$46,761

        In October 2003, the Company entered into a $350,000, one-year promissory note with a co-founder of the Company ("Promissory Note"). Interest accrued on the Promissory Note at an

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Redeemable Convertible Preferred Stock (Continued)

annual rate of 3%, compounding monthly. In December 2003, the Company sold 27,815,946 shares of Series A redeemable convertible preferred stock, at a price of $0.9555 per share, resulting in net proceeds of approximately $26.5 million, net of $59,000 of issuance costs. As part of the sale of Series A redeemable convertible preferred stock, in accordance with the agreement, the Promissory Note was converted into an additional 366,300 shares of Series A redeemable convertible preferred stock.

        In March 2006, the Company sold 15,503,876 shares of Series B redeemable convertible preferred stock, at a price of $1.29 per share, resulting in net proceeds of approximately $19.9 million, net of $108,000 of issuance costs.

        In January 2007, the Company sold an additional 15,503,876 shares of Series B redeemable convertible preferred stock, at a price of $1.29 per share, resulting in proceeds of approximately $20.0 million. This issuance of Series B redeemable convertible preferred stock contained a beneficial conversion feature as the estimated fair value of the Company's common stock on the date of issuance was in excess of the $1.29 per share conversion price. As the shares of Series B redeemable convertible preferred stock can be immediately converted into shares of common stock at the option of the holder, the beneficial conversion feature of $18.1 million is recorded as an immediate charge to the consolidated statement of operations and a corresponding credit to additional paid-in capital.

        As of December 31, 2006, the rights, preferences and privileges of the Company's redeemable convertible preferred stock are listed below.

Conversion

        Each share of redeemable convertible preferred stock was convertible, at the option of the holder, into common stock of the Company based on a defined conversion rate, adjustable for certain standard antidilution adjustments. At December 31, 2006, the conversion rate for the Series A and Series B redeemable convertible preferred stock would result in a 4.5 for 1 exchange. Each share of the redeemable convertible preferred stock would automatically convert into common stock at the then appropriate conversion rate upon the closing of an initial public offering of the Company's common stock from which aggregate net proceeds to the Company exceed $50.0 million and the per share offering price was at least $12.8993 for the Series A redeemable convertible preferred stock to automatically convert and at least $17.415 for the Series B redeemable convertible preferred stock to automatically convert. Additionally, at any time, the holders of at least two-thirds of the outstanding shares of redeemable convertible preferred stock could elect to convert all of the shares into common stock.

Dividends

        The redeemable convertible preferred stockholders are entitled to receive 8% cumulative dividends. Dividends shall accrue and shall be cumulative, provided, however, that the Company shall be under no obligation to pay such dividends unless so declared by the Board of Directors or upon liquidation. Through May 24, 2007, the date of conversion, the Board of Directors did not declare a payment of dividends.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Redeemable Convertible Preferred Stock (Continued)

Voting rights

        The redeemable convertible preferred stockholders generally voted together with all other classes and series of stock as a single class on all matters and are entitled to a number of votes equal to the number of shares of common stock into which each share of such preferred stock was convertible. With respect to the number of directors, the holders of the Series A and Series B redeemable convertible preferred stock were entitled to elect five directors of the Company.

Liquidation preferences

        In the event of liquidation, dissolution, merger, sale or winding-up of the Company, the holders of the Series A and Series B redeemable convertible preferred stock were entitled to receive, prior to and in preference of the holders of common stock, an amount equal to the greater of (i) $0.9555 and $1.29 per share (subject to certain standard antidilution adjustments), respectively, plus any accrued but unpaid dividends; or (ii) such amount per share that would have been payable had each such share been converted to common stock.

        If upon any such liquidation, dissolution, merger, sale or winding-up of the Company the remaining assets of the Company available for distribution to its stockholders should be insufficient to pay the holders of shares of preferred stock the full amount to which they were entitled, the assets of the Company should be distributed ratably amongst the holders of Series A and Series B redeemable convertible preferred stock.

        After the payment of all preferential amounts required to be paid to the holders of Series A and Series B redeemable convertible preferred stock upon the liquidation, dissolution, merger, sale or winding-up of the Company, the holders of Series A and Series B redeemable convertible preferred stock would have no further participation in the distribution of assets of the Company and would have no further rights of conversion to common stock. All remaining net assets of the Company available for distribution would be distributed ratably among the holders of common stock.

        The Series A and Series B redeemable convertible preferred stock were not subject to mandatory redemption; however, there were circumstances outside the control of the Company that could have resulted in the holders of the Series A or Series B redeemable convertible preferred stock being redeemed upon certain deemed liquidation events in limited circumstances. Accordingly, the Series A and Series B preferred stock had been classified as redeemable convertible preferred stock. The Series A and Series B redeemable convertible preferred stock was not being accreted and the dividends were not being accrued because the conditions to cause these deemed liquidation events were not considered to be probable.

11. Common Stock

        As of December 31, 2006, the Company had 100,000,000 shares of common stock authorized. In June 2007, the Company filed its Fourth Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock to 120,000,000.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Common Stock (Continued)

        As of December 31, 2006 and 2007, the Company had 100,000,000 and 120,000,000 shares of common stock authorized, respectively. As of December 31, 2006 and 2007, the Company had 2,051,269 and 20,983,638 shares issued and outstanding, respectively. As of December 31, 2006, the Company had reserved 13,153,293 shares of common stock for issuance to redeemable convertible preferred stockholders upon the conversion of the redeemable convertible preferred stock, and 18,040 shares of common stock for future issuance upon exercise of redeemable convertible preferred stock warrants. As of December 31, 2006 and 2007, the Company has reserved 711,775 and 2,194,663 shares of common stock, respectively, for future issuance upon exercise of common stock options.

        Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company's Board of Directors.

12. Income Taxes

        There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company's deferred tax assets at December 31, 2006 and 2007 are as follows (in thousands):

	December 31,
	2006	2007
Deferred tax assets:
Net operating loss carryforwards	$14,029	$24,204
Research and development credit carryforwards	1,764	3,430
Depreciation and amortization	441	4,336
Allowances and reserves	449	328

	16,683	32,298
Less: Valuation allowance	(16,683)	(32,298)

Net deferred tax assets	$—	$—

        As of December 31, 2007, the Company has federal and state net operating losses ("NOL") of approximately $60.1 million and $61.2 million, respectively, as well as federal and state research and development credits of approximately $2.3 million and $1.7 million, respectively, which may be available to reduce future taxable income and taxes. Federal NOLs and research and development credits each begin to expire in 2024. State NOLs and research and development credits begin to expire in 2009 and 2019, respectively. As required by SFAS No. 109 "Accounting for Income Taxes," the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOLs. Management has determined that is it more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and, as a result, a valuation allowance of $16.7 million and $32.3 million has been established at December 31, 2006 and 2007, respectively.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
	2005	2006	2007
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Research and development credits	5.3%	4.4%	4.4%
State income tax, net of federal tax benefit	6.2%	6.0%	6.2%
Other	(0.3)%	(1.5)%	(2.1)%
Increase in valuation allowance	(45.2)%	(42.9)%	(42.5)%

Effective tax rate	0.0%	0.0%	0.0%

        On January 1, 2007, the Company adopted the provisions of FIN No. 48. The Company has no amounts recorded for any unrecognized tax benefits as of January 1, 2007 or December 31, 2007. In addition, the Company did not record any amount for the implementation of FIN No. 48. The Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or tax penalties recorded. Each of the Company's income tax return reporting periods since May 9, 2003 (date of inception) are open to income tax audit examination by the federal and state tax authorities.

        Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of common stock and preferred stock, which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since the Company's formation, utilization of NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN No. 48.

13. Stock-Based Compensation

        In 2003, the Company's Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Stock Plan"). The 2003 Stock Plan provides for the granting of incentive and non-qualified stock

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

options, restricted stock and other equity awards to employees, officers, directors, consultants and advisors of the Company. Provisions such as vesting, repurchase and exercise conditions and limitations are determined by the Board of Directors on the grant date. The maximum number of shares of common stock that may be issued pursuant to the 2003 Stock Plan as of December 31, 2006 was 3,128,084. The Company's 2007 Stock Option and Incentive Plan ("2007 Stock Plan") was adopted by the Company's Board of Directors in April 2007 and approved by the Company's stockholders in May 2007. The 2007 Stock Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The 2007 Stock Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each January 1, beginning in 2008, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lower number of shares of common stock as determined by the Board of Directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Stock Plan also will be available for future awards. In addition, available shares under the Company's 2003 Stock Plan, including as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Stock Plan. The maximum number of shares of common stock that may be issued pursuant to the 2007 Stock Plan as of December 31, 2007 is 1,440,266. As of December 31, 2007, 684,732 shares of common stock are available for issuance under the 2007 Stock Plan.

        Prior to January 1, 2006, the Company accounted for employee stock-based compensation arrangements in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006 included: (a) the pro rata compensation cost for all share-based compensation granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) the pro rata compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

        The Company accounts for stock-based compensation issued to non-employees in accordance with SFAS No. 123(R) and EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services." The Company records the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes option pricing model. The value of the equity instrument is charged to earnings over the term of the service agreement.

Stock options

        During the years ended December 31, 2005, 2006, 2007 and the period from May 9, 2003 (date of inception) to December 31, 2007, the Company granted 52,000, 581,755, 1,572,749 and 2,313,173 stock

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

options, respectively to certain employees and directors. The vesting of these awards is time-based and the restrictions typically lapse 25% after one year and monthly thereafter for the next 36 months.

        During the years ended December 31, 2005, 2006, 2007 and the period from May 9, 2003 (date of inception) to December 31, 2007, the Company granted 13,444, 6,666, 13,332 and 97,530 stock options, respectively to certain nonemployees in exchange for certain consulting services. Vesting on these awards is time-based and the vesting periods range from immediate vesting on grant date to a four-year period. The Company recorded a stock-based compensation charge on these awards following the guidance of EITF No. 96-18, and the accelerated vesting method as described in FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an Interpretation of APB Opinion No. 15 and 25."

        The exercise price of each stock option shall be specified by the Board of Directors at the time of grant. The vesting period for each stock option is specified by the Board of Directors at the time of grant and is generally over a four-year period. The stock options expire ten years after the grant date.

        The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that have completed initial public offerings within the last ten years. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock option grants is as follows:

	December 31,
	2005	2006	2007
Weighted average risk-free interest rate	4.0%	4.8%	4.5%
Expected life in years	7.6	7.0	6.2
Expected volatility	80.0%	75.7%	72.1%
Expected dividends	0.0%	0.0%	0.0%

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

        A summary of stock option activity for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value as of December 31, 2007 (in thousands)
Outstanding:
Balance at December 31, 2006	711,775	$0.54
Granted	1,586,081	$10.40
Exercised	(13,756)	$0.60
Forfeited	(56,222)	$10.20
Expired	(33,215)	$10.94

Balance at December 31, 2007	2,194,663	$7.86	9.1	$5,658

Exercisable at December 31, 2007	356,738	$3.17	8.2	$2,593
Vested and unvested expected to vest at December 31, 2007	1,932,529	$7.86	9.1	$4,986

        In March 2007, the Company modified 578,554 unvested stock options granted during the year ended December 31, 2006, which had an exercise price of $0.59 per share, to an exercise price of $1.80 per share with respect to 493,888 stock options granted through October 31, 2006, and to an exercise price of $8.87 per share with respect to 84,666 stock options granted in November and December 2006. This transaction was accounted for as a modification in accordance with SFAS No. 123(R) and did not have a material impact on the Company's financial position, statement of operations or cash flows.

        From May 9, 2003 (date of inception) through December 31, 2007, there were 2,410,703 stock options granted, of which 82,269 were exercised, 100,555 were forfeited, and 33,215 had expired through December 31, 2007. The weighted average exercise prices of stock option grants, exercises, forfeitures and expirations from May 9, 2003 (date of inception) through December 31, 2007 was $7.03 per share, $0.48 per share, $5.84 per share and $10.94 per share, respectively.

        The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company's common stock on December 31, 2007 of $10.44 per share and the exercise price of the underlying options.

        The weighted-average grant-date fair value of grants of stock options was $0.36 per share, $3.06 per share and $10.57 per share for the years ended December 31, 2005, 2006 and 2007, respectively.

        The total intrinsic value of stock options exercised was $0, $285,000 and $83,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2007:

Options outstanding			Options exercisable
Weighted average exercise price	Number of stock options	Weighted average remaining life (years)	Number of stock options	Weighted average exercise price	Weighted average remaining life (years)
$ 0.45	120,319	7.3	73,976	$0.45	7.2
$ 1.80	487,434	8.3	213,088	$1.80	8.3
$ 7.85	55,555	9.6	—	$7.85	—
$ 8.20	55,860	9.6	—	$8.20	—
$ 8.56	65,400	9.8	—	$8.56	—
$ 8.63	272,276	9.5	2,220	$8.63	9.5
$ 8.87	84,663	8.9	23,402	$8.87	8.9
$10.75	263,811	9.9	—	$10.75	—
$10.85	55,000	10.0	—	$10.85	—
$11.07	429,460	9.1	44,052	$11.07	9.1
$11.32	27,444	9.8	—	$11.32	—
$11.79	277,441	9.3	—	$11.79	—

$ 7.86	2,194,663	9.1	356,738	$3.17	8.2

Restricted stock

        During the years ended December 31, 2005, 2006 and 2007, and the period from May 9, 2003 (date of inception) to December 31, 2007, the Company granted 55,555, 394,444, 56,757, and 1,106,755 shares of restricted stock, respectively to certain employees. The vesting of these awards is time-based and the restrictions typically lapse 25% after one year and monthly thereafter for the next 36 months.

        During the years ended December 31, 2005, 2006 and 2007, and the period from May 9, 2003 (date of inception) to December 31, 2007, the Company granted 1,666, 1,111, 2,222, and 635,013 shares of restricted stock, respectively to certain nonemployees in exchange for certain consulting services. Vesting on these awards is time-based and the vesting periods range from immediate vesting on grant date to a four-year period. The Company recorded a stock-based compensation charge on these awards following the guidance of EITF No. 96-18, and the accelerated vesting method as described in FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an Interpretation of APB Opinion No. 15 and 25."

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

        For employee and nonemployee restricted stock awards granted before January 1, 2007, the employee or nonemployee paid the Company cash in an amount up to the fair market value of the award. If the employee ceases employment with the Company, or if the nonemployee terminates the service arrangement, the employee or nonemployee is automatically entitled to be refunded the cash paid for any unvested awards. At the time the cash is received, the Company records the cash as subscription payable in the consolidated balance sheet, and the amount is reclassified to additional paid-in capital over the vesting period. At December 31, 2006 and 2007, the Company had $263,000 and $127,000, respectively, recorded as subscription payable, of which $149,000 and $52,000 was recorded to accrued expenses and other current liabilities at December 31, 2006 and 2007, respectively, and $114,000 and $75,000 was recorded to other long-term liabilities at December 31, 2006 and 2007, respectively.

        A summary of restricted stock activity during the year ended December 31, 2007 is as follows:

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value as of December 31, 2007 (in thousands)
Balance of outstanding restricted stock at December 31, 2006	547,036	$4.13
Granted	58,979	$8.03
Vested	(228,423)	$2.84
Cancelled	(88,888)	$1.80
Forfeited	(11,111)	$0.45

Balance of outstanding restricted stock at December 31, 2007	277,593	$6.56	2.7	$1,078

        From May 9, 2003 (date of inception) through December 31, 2007, there were 1,741,768 shares of restricted stock granted, at a weighted average grant date fair value of $1.62, of which 1,364,176 were fully vested at December 31, 2007, with a weighted average grant date fair value of $1.64.

        The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company's common stock on December 31, 2007 of $10.44 per share and the estimated fair value of the Company's common stock at the date of grant.

        The total intrinsic value of restricted stock vested was $122,000, $1.4 million and $1.7 million for the years ended December 31, 2005. 2006 and 2007, respectively.

        In July 2006, the Company sold 44,444 shares of fully vested common stock to an executive for cash at a price of $0.59 per share. The fair value of the Company's common stock at the time of grant was $5.58 per share, resulting in an intrinsic value of $4.99 per share. During the year ended December 31, 2006, the Company recorded a charge to general and administrative expenses of $221,000 relating to the grant of these shares of common stock.

        The Company recorded stock-based compensation expense to the extent that the fair value of the Company's common stock at the date of the grant exceeded the exercise price of the equity awards.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

        The Company recognized stock-based compensation expense on all employee and nonemployee awards as follows (in thousands):

	Year Ended December 31,			Period from May 9, 2003 (date of inception) through December 31, 2007
	2005	2006	2007
General and administrative expense	$43	$1,180	$2,372	$3,754
Research and development expense	12	99	1,024	1,137

Total	$55	$1,279	$3,396	$4,891

        Total unrecognized stock-based compensation expense for all stock-based awards was approximately $10.0 million at December 31, 2007, of which $3.4 million will be recognized in 2008, $3.0 million in 2009, $2.7 million in 2010 and $907,000 thereafter. This results in these amounts being recognized over a weighted-average period of 1.6 years.

14. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock, redeemable convertible preferred stock and warrants have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the years ended December 31, 2005, 2006 and 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	As of December 31,
	2005	2006	2007
Stock options	178,167	711,775	2,194,663
Unvested restricted stock	523,929	591,480	322,037
Warrants	—	18,040	—
Redeemable convertible preferred stock	6,262,703	9,707,997	—

	6,964,799	11,029,292	2,516,700

15. Related Party Transactions

        In June 2003, the Company entered into two agreements with a founder of the Company: 1) a services agreement providing for the rendering of certain administrative, management and development services and 2) a license agreement allowing for the use of a portion of leased premises. Under these agreements, the Company paid this founder $30,000 during the year ended December 31, 2004. The license agreement was terminated in February 2004.

        In September 2003, the Company entered into a consulting arrangement with a board member and scientific founder of the Company. Under this agreement, the Company paid this board member and

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Related Party Transactions (Continued)

scientific founder $120,000 and $120,000 for the years ended December 31, 2004 and 2005, respectively. At December 31, 2005, this arrangement was discontinued and the board member and scientific founder resigned from the Board of Directors.

        In September 2006, the Company loaned $28,000 to an officer, of which $4,000 was outstanding at December 31, 2006 and was recorded as a subscription receivable in the stockholders' equity (deficit) section of the consolidated balance sheet. The $4,000 was repaid to the Company in January 2007.

16. 401(k) Plan

        The Company has a 401(k) income deferral plan (the "Plan") for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2005, 2006 and 2007.

17. Subsequent Events

Resignation of Louise A. Mawhinney as Senior Vice President and Chief Financial Officer

        On March 7, 2008, the Company announced the resignation of Louise A. Mawhinney, Senior Vice President and Chief Financial Officer of Helicos, pursuant to a letter agreement (the "Agreement") entered into between the Company and Ms. Mawhinney and effective as of March 3, 2008. Under the Agreement, Ms. Mawhinney will serve in her current position until the earlier of (1) March 19, 2008 and (2) an earlier date agreed upon in writing by Helicos and Ms. Mawhinney (the "Resignation Date").

        The Company further announced the appointment of Stephen J. Lombardi as interim principal financial officer of Helicos and the appointment of Kevin G. Lafond as interim principal accounting officer of Helicos effective as of the Resignation Date.

        The Company is currently looking for a new Chief Financial Officer.

First Shipment

        On March 5, 2008, the Company announced it shipped its first Helicos™ Genetic Analysis System to its initial customer, Expression Analysis of Durham, North Carolina.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Unaudited Quarterly Results

        The Company's unaudited quarterly results are summarized below (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Grant revenue	$—	$—	$—	$159	$92	$143	$230	$117
Operating expenses
Research and development	2,601	2,884	4,182	4,715	5,385	5,298	7,242	6,833
General and administrative	1,034	1,556	1,877	2,450	3,251	3,310	3,615	4,136

Total operating expenses	3,635	4,440	6,059	7,165	8,636	8,608	10,857	10,969

Operating loss	(3,635)	(4,440)	(6,059)	(7,006)	(8,544)	(8,465)	(10,627)	(10,852)
Interest income	130	244	224	168	267	427	736	530
Interest expense	—	(12)	(81)	(113)	(73)	(34)	(73)	(97)

Net loss	(3,505)	(4,208)	(5,916)	(6,951)	(8,350)	(8,072)	(9,964)	(10,419)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	—	—	(18,140)	—	—	—

Net loss attributable to common stockholders	$(3,505)	$(4,208)	$(5,916)	$(6,951)	$(26,490)	$(8,072)	$(9,964)	$(10,419)

Net loss attributable to common stockholders per share—basic and diluted	$(3.22)	$(3.53)	$(4.42)	$(4.91)	$(17.90)	$(0.87)	$(0.48)	$(0.50)

Weighted average number of common shares used in computation—basic and diluted	1,087,438	1,193,726	1,337,990	1,414,591	1,480,130	9,294,298	20,573,636	20,639,115

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), as of December 31, 2007. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company is made known to senior management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        While we believe the present design of our disclosure controls and procedures is effective enough to make known to our senior management in a timely fashion all material information concerning our business, we intend to continue to improve the design and effectiveness of our disclosure controls and procedures to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future, as appropriate.

Evaluation of Control over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors and executive officers is incorporated by reference herein from the information to be contained in our definitive proxy statement (the "2008 Definitive Proxy Statement") for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2007.

        The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in our 2008 Definitive Proxy Statement.

Code of Ethics

        Certain documents relating to our corporate governance, including our Code of Business Conduct and Ethics, which is applicable to our directors, officers and employees, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors, are available on our website at http://www.helicosbio.com. We intend to disclose substantive amendments to or waivers (including implicit waivers) of any provision of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://www.helicosbio.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in our 2008 Definitive Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in our 2008 Definitive Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in our 2008 Definitive Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in our 2008 Definitive Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1	**	Form of Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference herein to exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
3.2	**	Amended and Restated By-laws of the Registrant (Incorporated by reference herein to exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
3.3	**	Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein to exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
4.1	**	Specimen Stock Certificate (Incorporated by reference herein to exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.1	**	Warrant by and between the Registrant and General Electric Capital Corporation, dated June 9, 2006 (Incorporated by reference herein to exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.2	**	Warrant by and between the Registrant and General Electric Capital Corporation, dated November 30, 2006 (Incorporated by reference herein to exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.3	**	Master Loan Agreement by and between the Registrant and General Electric Capital Corporation, dated June 9, 2006 (Incorporated by reference herein to exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.4	**	Lease Agreement by and between the Registrant and Lincoln Property Company, dated December 30, 2005 (Incorporated by reference herein to exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.5	**	Lease Agreement by and between the Registrant and Cummings Properties, LLC, dated February 1, 2006 (Incorporated by reference herein to exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.6	**	2003 Stock Option and Incentive Plan and forms of agreements thereunder (Incorporated by reference herein to exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.7	†**	License Agreement between the Registrant and California Institute of Technology, dated November 30, 2003 (Incorporated by reference herein to exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.8	**	License Agreement between the Registrant, Roche Diagnostics GMBH and Roche Diagnostics Corporation, dated June 7, 2004 (Incorporated by reference herein to exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.9	†**	License Agreement between the Registrant and Arizona Technology Enterprises, dated March 16, 2005 (Incorporated by reference herein to exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)

10.10	**	Form of Indemnification Agreement (Incorporated by reference herein to exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.11	**	Amended and Restated Investor Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 1, 2006 (Incorporated by reference herein to exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.12	†**	Amendment to License Agreement Having an Effective Date of March 7, 2007 between California Institute of Technology and the Registrant (Incorporated by reference herein to exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.13	+**	Employee Offer Letter, dated as of October 15, 2003, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.14	+*	Management Incentive Bonus Plan of the Registrant, as amended on March 13, 2008.
10.15	†**	License and Supply Agreement, having an effective date of April 23, 2007 between PerkinElmer LAS, Inc. and the Registrant (Incorporated by reference herein to exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.16	**	Amendment to the Amended and Restated Investor Rights Agreement dated as of May 7, 2007 (Incorporated by reference herein to exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.17	+**	Change in Control Agreement, dated as of May 2, 2007, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.18	+**	Change in Control Agreement, dated as of May 7, 2007, by and between Stephen J. Lombardi and the Registrant (Incorporated by reference herein to exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.19	+**	Change in Control Agreement, dated as of May 2, 2007, by and between Louise A. Mawhinney and the Registrant (Incorporated by reference herein to exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.20	+**	Non-Employee Director Compensation Policy (Incorporated by reference herein to exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.21	+**	2007 Stock Option and Incentive Plan and forms of agreement thereunder (Incorporated by reference herein to exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.22	+**	Change in Control Agreement between the Company and J. William Efcavitch, dated August 8, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007).
10.23	†*	Loan and Security Agreement by and between the Registrant and General Electric Capital Corporation, dated December 31, 2007
10.24	+**	Letter Agreement, effective March 3, 2008, by and between Louise A. Mawhinney and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2008).

21.1	**	Subsidiary of the Registrant
23.1	*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications pursuant to 18 U.S.C. Section 1350

*
Filed herewith
**
Previously filed.
†
Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.
+
Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 17, 2008	/s/ STANLEY N. LAPIDUS Stanley N. Lapidus Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: March 17, 2008	/s/ LOUISE A. MAWHINNEY Louise A. Mawhinney Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STANLEY N. LAPIDUS Stanley N. Lapidus	Chief Executive Officer and Chairman Board of Directors (Principal Executive Officer)	March 17, 2008
/s/ LOUISE A. MAWHINNEY Louise A. Mawhinney	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ NOUBAR B. AFEYAN, PHD Noubar B. Afeyan, PhD	Director	March 17, 2008
/s/ ELISABETH K. ALLISON, PHD Elisabeth K. Allison, PhD	Director	March 17, 2008
/s/ BRIAN G. ATWOOD Brian G. Atwood	Director	March 17, 2008
/s/ PETER BARRETT, PHD Peter Barrett, PhD	Director	March 17, 2008
/s/ CLAIRE M. FRASER-LIGGETT, PHD Claire M. Fraser-Liggett, PhD	Director	March 17, 2008
/s/ ROBERT F. HIGGINS Robert F. Higgins	Director	March 17, 2008
/s/ RONALD A. LOWY Ronald A. Lowy	Director	March 17, 2008
/s/ THEO MELAS-KYRIAZI Theo Melas-Kyriazi	Director	March 17, 2008
/s/ STEVEN ST. PETER, MD Steven St. Peter, MD	Director	March 17, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Form of Third Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein to exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference herein to exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
3.3	Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein to exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
4.1	Specimen Stock Certificate (Incorporated by reference herein to exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.1	Warrant by and between the Registrant and General Electric Capital Corporation, dated June 9, 2006 (Incorporated by reference herein to exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.2	Warrant by and between the Registrant and General Electric Capital Corporation, dated November 30, 2006 (Incorporated by reference herein to exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.3	Master Loan Agreement by and between the Registrant and General Electric Capital Corporation, dated June 9, 2006 (Incorporated by reference herein to exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.4	Lease Agreement by and between the Registrant and Lincoln Property Company, dated December 30, 2005 (Incorporated by reference herein to exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.5	Lease Agreement by and between the Registrant and Cummings Properties, LLC, dated February 1, 2006 (Incorporated by reference herein to exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.6	2003 Stock Option and Incentive Plan and forms of agreements thereunder (Incorporated by reference herein to exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.7†	License Agreement between the Registrant and California Institute of Technology, dated November 30, 2003 (Incorporated by reference herein to exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.8†	License Agreement between the Registrant, Roche Diagnostics GMBH and Roche Diagnostics Corporation, dated June 7, 2004 (Incorporated by reference herein to exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)

10.9†	License Agreement between the Registrant and Arizona Technology Enterprises, dated March 16, 2005 (Incorporated by reference herein to exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.10	Form of Indemnification Agreement (Incorporated by reference herein to exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.11	Amended and Restated Investor Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 1, 2006 (Incorporated by reference herein to exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.12†	Amendment to License Agreement Having an Effective Date of March 7, 2007 between California Institute of Technology and the Registrant (Incorporated by reference herein to exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.13+	Employee Offer Letter, dated as of October 15, 2003, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.14+*	Management Incentive Bonus Plan of the Registrant, as amended on March 13, 2008.
10.15†	License and Supply Agreement, having an effective date of April 23, 2007 between PerkinElmer LAS, Inc. and the Registrant (Incorporated by reference herein to exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.16	Amendment to the Amended and Restated Investor Rights Agreement dated as of May 7, 2007 (Incorporated by reference herein to exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.17+	Change in Control Agreement, dated as of May 2, 2007, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.18+	Change in Control Agreement, dated as of May 7, 2007, by and between Stephen J. Lombardi and the Registrant (Incorporated by reference herein to exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.19+	Change in Control Agreement, dated as of May 2, 2007, by and between Louise A. Mawhinney and the Registrant (Incorporated by reference herein to exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.20+	Non-Employee Director Compensation Policy (Incorporated by reference herein to exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
10.21+	2007 Stock Option and Incentive Plan and forms of agreement thereunder (Incorporated by reference herein to exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)

10.22+	Change in Control Agreement between the Company and J. William Efcavitch, dated August 8, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007).
10.23†*	Loan and Security Agreement by and between the Registrant and General Electric Capital Corporation, dated December 31, 2007
10.24+	Letter Agreement, effective as of March 3, 2008, by and between Louise A. Mawhinney and the Company (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2008).
21.1	Subsidiary of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350

*
Filed herewith
†
Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.
+
Indicates a management contract or any compensatory plan, contract or arrangement.