Form 10-Q
period 2008-03-31
HELICOS BIOSCIENCES CORP
filed 2008-05-13
CIK 1274563

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33484

HELICOS BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0587367 (I.R.S. Employer Identification No.)
One Kendall Square, Building 700, Cambridge, MA 02139 (617) 264-1800 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer, large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐    No: ☒

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of April 30, 2008, was 20,935,691 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

Table of Contents

		Page
Part I—Financial Information
Item 1.	Consolidated Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and the period from May 9, 2003 (date of inception) through March 31, 2008	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and the period from May 9, 2003 (date of inception) through March 31, 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21
Part II—Other Information
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES		24

Part I—Financial Information

Item 1.    Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)

	December 31, 2007	March 31, 2008
ASSETS
Current assets
Cash	$52,683	$37,915
Unbilled government grant receivable	117	113
Inventory	1,612	5,666
Prepaid expenses and other current assets	706	727

Total current assets	55,118	44,421
Property and equipment, net	3,400	4,361
Other assets	691	578

Total assets	$59,209	$49,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,691	$2,023
Accrued expenses and other current liabilities	1,993	2,750
Current portion of long-term debt	988	1,847

Total current liabilities	4,672	6,620
Long-term debt, net of current portion	10,786	9,643
Other long-term liabilities	312	192

Total liabilities	15,770	16,455
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2007 and March 31, 2008; no shares issued and outstanding at December 31, 2007 and March 31, 2008	—	—
Common stock: par value $0.001 per share; 120,000,000 shares at December 31, 2007 and March 31, 2008; 20,983,638 shares and 20,935,018 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	21	21
Additional paid-in capital	137,472	138,736
Deficit accumulated during the development stage	(94,054)	(105,852)

Total stockholders' equity	43,439	32,905

Total liabilities and stockholders' equity	$59,209	$49,360

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,		Period from May 9, 2003 (date of inception) through March 31, 2008
	2007	2008
Grant revenue	$92	$113	$854
Operating expenses
Research and development	5,385	5,705	57,450
Selling, general and administrative	3,251	6,184	34,000

Total operating expenses	8,636	11,889	91,450

Operating loss	(8,544)	(11,776)	(90,596)
Interest income	267	338	3,727
Interest expense	(73)	(360)	(843)

Net loss	(8,350)	(11,798)	(87,712)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	(18,140)	—	(18,140)

Net loss attributable to common stockholders	$(26,490)	$(11,798)	$(105,852)

Net loss attributable to common stockholders per share—basic and diluted	$(17.90)	$(0.57)

Weighted average number of common shares used in computation—basic and diluted	1,480,130	20,688,578

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Three Months Ended March 31,
			Period from May 9, 2003 (date of inception) through March 31, 2008
	2007	2008
Cash flows from operating activities:
Net loss	$(8,350)	$(11,798)	$(87,712)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	364	528	3,731
Amortization of lease incentive	(33)	(37)	(253)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	715	1,233	6,124
Noncash interest expense related to debt and warrants	12	66	214
Changes in operating assets and liabilities:
Unbilled government grant receivable	67	4	(113)
Inventory	—	(4,054)	(5,666)
Prepaid expenses and other current assets	(25)	(21)	(727)
Accounts payable	(349)	332	2,023
Accrued expenses and other current liabilities	(16)	819	2,855
Other long-term liabilities	31	(83)	281

Net cash used in operating activities	(7,584)	(13,011)	(79,096)

Cash flows from investing activities:
Purchases of property and equipment	(450)	(1,489)	(8,092)
Increase in restricted cash	—	—	(450)
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	795	—	34,709

Net cash provided by (used in) investing activities	345	(1,489)	(8,542)

Cash flows from financing activities:
Proceeds from debt issuances	—	—	12,406
Payments on debt	(91)	(237)	(922)
Payments of debt issuance costs	—	—	(174)
Proceeds from initial public offering	—	—	49,011
Deferred initial public offering costs	(453)	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	19,994	—	66,405
Proceeds from bridge loan	—	—	350
Proceeds from issuance of common stock	—	—	26
Proceeds from issuance of restricted common stock	4	—	339
Payments to employees for cancelled restricted common stock	(47)	(41)	(98)
Proceeds from exercise of stock options	3	10	48

Net cash provided by (used in) financing activities	19,410	(268)	125,553

Net increase (decrease) in cash and cash equivalents	12,171	(14,768)	37,915
Cash and cash equivalents, beginning of period	10,589	52,683	—

Cash and cash equivalents, end of period	$22,760	$37,915	$37,915

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$72	$212	$515
Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$—	$—	$95
Conversion of bridge loan to equity	$—	$—	$350
Beneficial conversion feature related to Series B redeemable
convertible preferred stock	$18,140	$—	$18,140
Conversion of preferred stock to common stock	$—	$—	$66,755
Reclassification of preferred stock warrants to common stock warrants	$—	$—	$162

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

        Although the Company shipped its first product in March 2008, it has had limited operations to date and its activities have consisted primarily of conducting research and development, early-stage manufacturing, initial sales related activities, recruiting personnel and raising capital. Accordingly, the Company is considered to be in the development stage at March 31, 2008, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects such losses to continue for at least two years as it continues to develop and commercialize its products. The Company will seek to raise additional funds through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. However, additional financing may not be available on a timely basis on terms acceptable to the Company, or at all. The Company's failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company would have to delay, reduce or eliminate development and commercialization efforts, and may have to obtain funds through arrangements with collaborators or others on terms unfavorable to the Company or pursue merger or acquisition strategies.

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

        The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates, different assumptions or conditions.

        It is management's opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 included in the Company's Form 10-K.

        Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

        On May 24, 2007, upon completion of the Company's IPO, all of the Company's 59,189,998 shares of redeemable convertible preferred stock outstanding on that date were automatically converted into 13,153,293 shares of common stock. In addition, the outstanding warrants to purchase 81,184 shares of Series B redeemable convertible preferred stock were converted into warrants to purchase 18,040 shares of common stock. During the period January 1, 2007 through the date of the Company's IPO, the estimated fair value of the warrants to purchase 81,184 shares of Series B redeemable convertible preferred stock decreased by $42,000 to $162,000. Upon conversion on the date of the Company's IPO, the warrants to purchase 18,040 shares of the Company's common stock were reclassified to additional paid-in capital.

        On June 27, 2007, the underwriters exercised their over-allotment option and purchased an additional 397,000 shares of the Company's common stock, and the net proceeds after deducting underwriters' discounts and commissions related to the offering were approximately $3.3 million.

3. Summary of Significant Accounting Policies

        In the Company's Form 10-K for the fiscal year ended December 31, 2007, our significant accounting policies were identified. Effective January 1, 2008, the Company made a prospective change to its useful life policy for property and equipment. However, the change did not have a material impact on the Company's financial position, results of operations or cash flows.

Property and equipment

        Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: Machinery and equipment—three to five years, office furniture and equipment—three to seven years, leasehold improvements—the shorter of three years or the life of lease. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There have been no material retirements or sale of assets since May 9, 2003 (date of inception).

Other comprehensive income (loss)

        Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For each of the three months ended March 31, 2007 and 2008, and the period from May 9, 2003 (date of inception) to March 31, 2008, there was no material difference between the net loss and comprehensive loss.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS No. 159.

        In November 2007, the Emerging Issues Task Force ("EITF") issued EITF Issue 07-01 "Accounting for Collaborative Arrangements" ("EITF No. 07-01"). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact, if any, that the adoption of EITF No. 07-01 will have on its financial position, results of operations or cash flows.

        Effective January 1, 2008, the Company implemented SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157") for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157", the Company has elected to defer implementation of SFAS No. 157 as it relates to the Company's non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is currently evaluating the impact, if any, that FSP No. FAS 157-2 will have on its non-financial assets and liabilities.

        The adoption of SFAS No. 157 to the Company's financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company's financial results in any period.

4. Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. The components of inventory are as follows (in thousands):

	December 31, 2007	March 31, 2008
Raw materials	$799	$1,482
Work in process	813	3,760
Finished goods	—	424

Inventory	$1,612	$5,666

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock, redeemable convertible preferred stock and warrants have not been included in the computation of diluted net loss per share for both periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the three months ended March 31, 2007 and 2008, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	Three months ended March 31,
	2007	2008
Stock options	1,219,870	2,340,633
Unvested restricted stock	461,551	214,906
Warrants	18,040	—
Redeemable convertible preferred stock	13,153,293	—

6. Commitments and Contingencies

License agreements and patents

        In November 2003, the Company entered into a license agreement with California Institute of Technology (the "Caltech License Agreement") that granted the Company a worldwide, exclusive, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications, and a worldwide, non-exclusive royalty bearing license, with the right to grant sublicenses, under specified technology outside the scope of the licensed patents. In connection with the Caltech License Agreement, the Company issued 46,514 shares of common stock, and recorded a charge of $20,000. In addition, the Company pays an annual license fee of $10,000 per year. The license fee payments are creditable against royalties based upon sales of products covered by patents licensed under the agreement. Royalties are calculated based on a percentage of defined net sales. The Company is also obligated to pay California Institute of Technology a portion of specified license and sublicense income, proceeds from sales of specified intellectual property and specified service revenue amounts that it receives based on licenses and sublicenses that the Company grants, sales of intellectual property and services that are provided to third parties. The royalty obligation with respect to any licensed product extends until the later of the expiration of the last-to-expire of the licensed patents covering the licensed product and three years after the first commercial sale of the licensed product in any country for non-patented technology covered under the agreement. Through March 31, 2008, no royalty payments have been made. In March 2007, the Company amended the Caltech License Agreement to provide rights under an additional patent application under the terms of the existing license in exchange for a one-time payment of $50,000 to the California Institute of Technology. All amounts paid to date and the value of the common stock issued have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Commitments and Contingencies (Continued)

        In June 2004, the Company entered into a license agreement with Roche Diagnostics (the "Roche License Agreement") that granted the Company a worldwide, semi-exclusive royalty-bearing license, with the right to grant sublicenses under a patent relating to sequencing methods. In connection with the Roche License Agreement, the Company paid an upfront fee of 175,000 Euros and committed to pay an annual license fee ranging from 10,000 to 40,000 Euros. The Company has an option to convert the license to non-exclusive beginning in 2008, in which case the annual license fees would be reduced to 10,000 Euros beginning in 2008. The Company has the right to terminate the Roche License Agreement at any time for convenience upon 90 days prior written notice to Roche Diagnostics. Both the Company and Roche Diagnostics have the right to terminate the Roche License Agreement upon breach by the other party, subject to notice and an opportunity to cure. The Roche License Agreement also terminates upon the occurrence of specified bankruptcy events. As part of the Roche License Agreement, the Company agrees to pay royalties based on a percentage of defined net sales. The Company also agrees to pay a portion of specified sublicense income amounts that are received based on sublicenses that the Company grants to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through March 31, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use.

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

        As part of the AZTE License Agreement, the Company agrees to pay royalties based on a percentage of defined net sales. The Company also agrees to pay a portion of specified sublicense income amounts that are received based on sublicenses granted to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through March 31, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. In May 2006, in accordance with the license agreement, due to the successful issuance of a U.S. patent, the committed annual license fee increased from $50,000 to

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Commitments and Contingencies (Continued)

$100,000 and 44,444 shares of the restricted common stock vested. The vesting of 44,444 shares of restricted common stock resulted in a charge to research and development expense of $127,000 based on the fair value of the Company's common stock at the time the milestone was achieved. The remaining 44,444 shares of restricted common stock will vest immediately upon the successful issuance of a second U.S. patent.

        In June 2006, the Company entered into an agreement to acquire certain U.S. and foreign patents and patent applications. In connection with the agreement, the Company paid an upfront fee of $350,000, committed to a one-time payment of $250,000 once technological feasibility has been established, and committed to a one-time payment of $400,000 upon the first commercial sale of product. As part of the agreement, the Company agrees to pay royalties based on a percentage of defined net sales. Through March 31, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use.

        In April 2007, the Company entered into an agreement with PerkinElmer LAS, Inc. ("PerkinElmer"), in which PerkinElmer granted the Company a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty bearing license under specified patents. The license from PerkinElmer grants the Company rights under certain patents to produce and commercialize certain of the reagents used in some applications on the HeliScope system, which contain chemicals purchased from PerkinElmer. In exchange for rights licensed from PerkinElmer, the Company is obligated to pay PerkinElmer a portion of the Company's net revenue from the sale of reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement. The Company has the right to terminate the agreement at any time upon 90 days written notice to PerkinElmer. Each party has the right to terminate the agreement upon breach by the other party subject to notice and an opportunity to cure. The agreement also terminates upon the occurrence of specified bankruptcy events. PerkinElmer has the sole right under the agreement to enforce the licensed patents.

7. Preferred Stock

        As of December 31, 2006, the Company had 59,314,030 authorized shares of preferred stock, of which 28,182,246 were designated as Series A redeemable convertible preferred stock and 31,131,784 were designated as Series B redeemable convertible preferred stock. As of March 31, 2008, the Company had 5,000,000 authorized shares of preferred stock with no shares issued or outstanding.

        As of December 31, 2006, redeemable convertible preferred stock consisted of:

	Number of shares authorized	Number of shares issued and outstanding	Carrying value (in thousands)	Liquidation preference per share
Series A	28,182,246	28,182,246	$26,869	$0.9555
Series B	31,131,784	15,503,876	19,892	$1.29

	59,314,030	43,686,122	$46,761

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Preferred Stock (Continued)

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

8. Stock-Based Compensation

        The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	Three months ended March 31,
	2007	2008
($ in thousands)
Research and development	$284	$312
Selling, general and administrative	431	921

Total stock-based compensation expense	$715	$1,233

        During the three months ended March 31, 2008, the Company granted 148,333 stock options at an exercise price of $12.36 per share and 50,600 stock options at an exercise price of $6.15 per share.

        For the three months ended March 31, 2007 and 2008, the fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended March 31,
	2007	2008
Expected volatility	80.0%	65.7%
Expected option life	7 years	6 years
Weighted average risk-free interest rate	4.9%	2.7%
Expected annual dividend yield	none	none

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Subsequent Event

        On May 1, 2008, the Company announced the addition of Stephen P. Hall as Senior Vice President and Chief Financial Officer. Most recently, Mr. Hall served as Senior Vice President and Chief Financial Officer of TriPath Imaging, Inc., a publicly traded cancer diagnostics company acquired by Becton Dickinson in December of 2006. Mr. Hall and the TriPath Imaging team achieved profitability and drove annualized revenues to over $100 million at the time of the Becton Dickinson acquisition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in this Form 10-Q, including but not limited to, statements regarding our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as "may," "will," "should," "expects," "plans," "anticipates," "intends," "targets," "projects," "contemplates," "believes," "seeks," "goals," "estimates," "predicts," "potential" and "continue" or similar words. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under "Part II, Item 1A. Risk Factors" and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

        Although we shipped our first Helicos System on March 5, 2008 and plan to ship additional Helicos Systems during fiscal 2008, the initial shipments of this product will be subject to various customer evaluation periods with acceptance criteria, and we expect the customer evaluation period to extend beyond the fiscal quarters in which commercial units are shipped. We do not expect to recognize any revenue from product shipments until the second half of 2008 or later, and future revenues from sales of proprietary reagents and disposable supplies will depend on the timing of system placements, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our

Helicos System, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. However, over time we would expect the sales of the reagents and disposable supplies to increase as our installed base of instruments grows and usage of these instruments increases.

        We were incorporated in May 2003, and our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at March 31, 2008, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Our fiscal year ends on December 31, and we operate as one reportable segment.

        We expect to continue to incur operating losses for at least the next two years, and will need additional financing to support our activities. If required, we will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue business strategies. If adequate funds are not available to us, we may be required to delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us or pursue merger or acquisition strategies.

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

Financial Overview

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute, a branch of the National Institutes of Health, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. We recognized revenue during the three months ended March 31, 2007 and 2008 of $92,000 and $113,000, respectively, in connection with this award. We will continue to recognize revenue under this grant as the related expenses are incurred.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation.

        During 2007, we were focused on preparing for the launch of the initial version of the Helicos™ Genetic Analysis System. Substantially all research and development expenses since our inception have been in connection with this project and we believe that we have incurred the substantial majority of the development costs associated with the commercial launch of the first generation of the Helicos System prior to our first shipment on March 5, 2008. However, substantial additional costs will be incurred to both maintain and enhance the initial version of the Helicos System in addition to development of new and different genetic analysis assays which will extend the capability of the initial version.

        Research and development expenses for the three months ended March 31, 2007 and 2008 were $5.4 million and $5.7 million, respectively. From 2007 to 2008, expenses increased as our research progressed and we built infrastructure and hired additional employees with the requisite expertise to execute the next steps in the development process.

        In 2007, in addition to our ongoing research and development efforts, we incurred start-up manufacturing costs related to the assembly, testing and performance validation of the Helicos System. These costs were accounted for as research and development expenses in our pre-commercialization phase as we prepared to ship the first Helicos System which occurred on March 5, 2008. We reached technological feasibility of the Helicos System in December 2007 and, as a result, we began to record the cost of the Helicos System in inventory.

        We believe that the Helicos System can potentially access a wide range of genetic analysis tests useful to the basic, pharmaceutical, and biomedical research and diagnostic markets. In addition, we have envisioned a series of performance enhancements to the chemistries and consumables used on the initial Helicos System which potentially serve to greatly enhance the sequencing throughput. Each of these research and development projects is dependent upon achieving technical objectives, which are inherently uncertain. As a result of these uncertainties, we are unable to predict to what extent we will receive additional cash inflows from the commercialization and sale of these future tests or from the future enhanced throughput. Our inability to complete these new research and development projects in a timely manner would significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Selling, general and administrative expenses

        Selling, general and administrative expenses consist principally of salaries, benefits and stock-based compensation, consulting and professional fees, including patent related costs, general corporate costs and facility costs not otherwise included in research and development expenses.

        Selling, general and administrative expenses for the three months ended March 31, 2007 and 2008 were $3.3 million and $6.2 million, respectively. We expect that these expenses will continue to increase significantly throughout 2008 and beyond as we hire our specialized sales, marketing and service personnel and increase our finance and administrative staff. We also anticipate that we will incur increased expenses for the costs associated with Sarbanes-Oxley compliance, continued ERP system enhancements, directors' and officers' insurance and investor relations programs.

Overview of Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2008

        Grant revenue.    We recognized $92,000 and $113,000 of grant revenue during the three months ended March 31, 2007 and 2008, respectively. Grant revenue recognized during the three months ended March 31, 2007 and 2008 related to the reimbursement of expenses in connection with our government research grant.

        Research and development expenses.    Research and development expenses during the three months ended March 31, 2007 and 2008 were as follows:

	Three Months Ended March 31,
	2007	2008	Change
($ in thousands)
Research and development	$5,385	$5,705	$320	6%

        Research and development expenses increased by $320,000 from the three months ended March 31, 2007 to the three months ended March 31, 2008. The increase was primarily due to the hiring of additional personnel to support production activity, which led to a $792,000 increase in our salary and benefit expenses and stock based compensation expense. Increased headcount and research and development activity lead to additional space requirements which raised our occupancy costs by $281,000. These increases were offset by a $1,158,000 decrease in product development costs, which included lab expenses, materials, supplies, temporary help and prototype expenses. Our product development costs decreased as we moved toward manufacturing and production activities. We expect our research and development expenses to continue to increase to support our start-up manufacturing efforts this year and as we continue to invest in future versions of our system.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the three months ended March 31, 2007 and 2008 were as follows:

	Three Months Ended March 31,
	2007	2008	Change
($ in thousands)
Selling, general and administrative	$3,251	$6,184	$2,933	90%

        The increase in selling, general and administrative expenses of $2.9 million from the three months ended March 31, 2007 to the three months March 31, 2008 was primarily due to an increase in our salary and benefit expenses of $1.1 million and an increase in our stock-based compensation expense of $490,000. These increases were primarily due to the hiring of additional personnel. The increase also included an additional $482,000 spent in patent expenses. In addition, we spent an additional $291,000 related to public company activities, including investor relations expenses, business insurance and consulting fees. We expect our selling, general and administrative expenses to increase as we expand our sales and marketing functions, and incur additional administrative costs associated with Sarbanes-Oxley compliance.

        Interest income.    Interest income for the three months ended March 31, 2007 and 2008 was as follows:

	Three Months Ended March 31,
	2007	2008	Change
($ in thousands)
Interest income	$267	$338	$71	27%

        The increase in interest income from the three months ended March 31, 2007 compared to the three months ended March 31, 2008 was due primarily to higher cash balances during the three months ended March 31, 2008 in connection with the receipt of proceeds from the IPO partially offset by lower yields on our cash balances due to declining short-term interest rates.

        Interest expense.    Interest expense for the three months ended March 31, 2007 and 2008 was as follows:

	Three Months Ended March 31,
	2007	2008	Change
($ in thousands)
Interest expense	$73	$360	$287	393%

        The increase in interest expense from the three months ended March 31, 2007 compared to the three months ended March 31, 2008 is attributable to the $10 million term loan entered into on December 31, 2007.

Liquidity and Capital Resources

        We have incurred losses since our inception in May 2003 and, as of March 31, 2008 we had an accumulated deficit of $105.9 million. We have financed our operations to date principally through the sale of preferred stock and common stock, including our IPO, and to a lesser extent debt financing and interest earned on investments. Through March 31, 2008, we have received net proceeds of $66.8 million from the issuance of preferred stock, $47.5 million through the issuance of common stock, including our IPO, $9.9 million in debt financing for working capital and $2.5 million in debt financing to finance equipment purchases. Working capital as of December 31, 2007 was $50.4 million, consisting of $55.1 million in current assets and $4.7 million in current liabilities. Working capital as of March 31, 2008 was $37.8 million, consisting of $44.4 million in current assets and $6.6 million in current liabilities. Our cash is held in interest-bearing bank accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
($ in thousands)
Net cash provided by (used in):
Operating activities	$(7,584)	$(13,011)
Investing activities	345	(1,489)
Financing activities	19,410	(268)

Net increase (decrease) in cash and cash equivalents	$12,171	$(14,768)

        Net cash used in operating activities was $7.6 million for the three months ended March 31, 2007 compared to $13.0 million for the three months ended March 31, 2008. The $5.4 million increase was primarily due to a $4.1 million increase in the change in inventory and a $3.4 million increase in the net loss, partially offset by an increase in the change in accrued expenses and other current liabilities of $835,000, an increase in the change in accounts payable of $681,000, and an increase in non-cash stock-based compensation expense of $518,000.

        Net cash provided by investing activities was $345,000 for the three months ended March 31, 2007 compared to net cash used in investing activities of $1.5 million for the three months ended March 31, 2008. The $1.8 million decrease was primarily due to a $1.0 million increase in the cash used for purchases of property and equipment, as well as a $795,000 decrease in cash provided by maturities of short-term investments.

        Net cash provided by financing activities was $19.4 million for the three months ended March 31, 2007 compared to net cash used in financing activities of $268,000 for the three months ended March 31, 2008. The $19.7 million decrease was primarily due to the receipt of $20.0 million of cash proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs during the three months ended March 31, 2007.

Operating capital and capital expenditure requirements

        To date, we have shipped one HeliScope system and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least two years as we continue our efforts in commercializing the HeliScope system and develop the corporate infrastructure required to manufacture and sell our products.

        We do not expect to generate product revenue until the second half of 2008 or later. We believe that our existing cash and interest income we earn on these balances will be sufficient into the first quarter of 2009. It is difficult to predict the actual rate of product sales as a result of the complex nature of the HeliScope system and its expected long sales cycle. We will seek to sell additional equity or debt securities or enter into another credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all. If adequate funds are not available, the Company would have to delay, reduce or eliminate development and commercialization efforts, curtail its future spending, and may have to obtain funds through arrangements with collaborators or others on terms unfavorable to the Company or pursue merger or acquisition strategies.

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

        Working capital as of December 31, 2007 was $50.4 million, consisting of $55.1 million in current assets and $4.7 million in current liabilities. Working capital as of March 31, 2008 was $37.8 million, consisting of $44.4 million in current assets and $6.6 million in current liabilities.

Contractual obligations

        A summary of our contractual obligations is included in our Form 10-K for the fiscal year ended December 31, 2007.

License agreements and patents

        We have fixed annual costs associated with license agreements into which we have entered. In addition, we may have to make contingent payments in the future upon realization of certain milestones or royalties payable under these agreements.

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provides that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The end of the advance period was December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments are required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of March 31, 2008, advances on the credit facility were $2.5 million at a weighted-average interest rate of 10.1%.

Loan and security agreement

        In December 2007, we entered into a loan and security agreement with GE Capital. The loan agreement provides that we may borrow up to $20.0 million at an interest rate equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate or (B) 3.84% plus (ii) 6.11%. The initial term loan was made on the closing date in an aggregate principal amount equal to $10.0 million. We may request one additional term loan in an amount equal to $10.0 million no later than June 30, 2008. The credit facility contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants to which we and our subsidiaries must adhere. The proceeds of the loan agreement may be used for working capital, capital expenditures and general corporate purposes and are collateralized by essentially all of our assets. Payments are required to be made on a monthly basis. For the initial term loan, interest-only payments are required for the first twelve months. Thereafter, for the following 24 months, payments of principal and interest will be due. For any subsequent term loan, interest-only payments will be required for the first nine months. Thereafter, for the following 27 months, payments of principal and interest will be due. As of March 31, 2008, advances on the loan agreement were $10.0 million at an interest rate of 9.95%.

Off-balance sheet arrangements

        During the three months ended March 31, 2007 and 2008, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        In our Form 10-K for the fiscal year ended December 31, 2007, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; revenue recognition; inventory; allowance for doubtful accounts; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2008. We did not make any changes in those policies during the three months ended March 31, 2008.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to market risk is limited to our cash. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain our cash in interest-bearing bank accounts. As all of our investments are cash deposits in a global bank, it is subject to minimal interest rate risk.

Item 4.    Controls and Procedures

        Our management, with the participation of our chief executive officer, chief financial officer, and chief accounting officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer, principal financial officer, and principal accounting officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by Helicos in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

        No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        Not applicable.

Item 1A.    Risk Factors

        The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company's future results to differ materially from those projected in any forward-looking statements. These factors were disclosed, but are not limited to, the items in the Company's most recent Annual Report on Form 10-K, Part I, Item 1A. There have been no material changes to the risk factors previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

        On June 27, 2007, we sold an additional 397,000 shares of our common stock at $9.00 per share pursuant to the over-allotment option granted to the underwriters of our initial public offering. The net proceeds after deducting underwriters' discounts and commission related to the offering were $3.3 million. UBS Securities, J.P. Morgan Securities, Inc., Leerink Swann & Co., Inc. and Pacific Growth Equities, LLC acted as representatives of the underwriters.

        Of the $52.2 million of gross proceeds we received in our initial public offering, including the exercise of the over-allotment options, through March 31, 2008, we have spent approximately $3.2 million on underwriting discounts and commissions and approximately $1.8 million for payment of expenses related to our initial public offering. Additionally, we have spent $8.0 million on pre-production research and development expenses and $5.7 million on inventory. None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

        The proceeds remaining after paying the costs noted above are invested in interest bearing bank accounts.

        We expect to use the remaining proceeds from our initial public offering for general corporate purposes which include ongoing research and development activities, funding the additional recruitment of our specialized sales, marketing and services force and marketing initiatives and funding manufacturing expenses associated with the commercial version of our HeliScope system. Our management has broad discretion as to the use of the net proceeds. We may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business. As required by the Securities Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

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

Dated: May 13, 2008	/s/ STANLEY N. LAPIDUS Stanley N. Lapidus Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: May 13, 2008	/s/ STEPHEN J. LOMBARDI Stephen J. Lombardi President and Chief Operating Officer (Interim Principal Financial Officer)
Dated: May 13, 2008	/s/ KEVIN G. LAFOND Kevin G. Lafond Controller (Interim Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350