Form 10-Q
period 2008-06-30
HELICOS BIOSCIENCES CORP
filed 2008-08-14
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33484

HELICOS BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0587367 (I.R.S. Employer Identification No.)
One Kendall Square, Building 700, Cambridge, MA 02139 (617) 264-1800 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐    No: ☒

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of July 31, 2008, was 21,119,910 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

		Page
Part I—Financial Information
Item 1.	Consolidated Financial Statements	3
	Consolidated Balance Sheets as of December 31, 2007 and June 30, 2008	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2008 and the period from May 9, 2003 (date of inception) through June 30, 2008	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2008 and the period from May 9, 2003 (date of inception) through June 30, 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
Part II—Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
SIGNATURES		40

Part I—Financial Information

Item 1.    Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	December 31, 2007	June 30, 2008
ASSETS
Current assets
Cash	$52,683	$24,362
Unbilled government grant receivable	117	251
Inventory	1,612	6,913
Prepaid expenses and other current assets	706	692

Total current assets	55,118	32,218
Property and equipment, net	3,400	4,858
Restricted cash	450	10,450
Other assets	241	133

Total assets	$59,209	$47,659

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,691	$1,344
Accrued expenses and other current liabilities	1,993	2,973
Current portion of long-term debt	988	7,705

Total current liabilities	4,672	12,022
Long-term debt, net of current portion	10,786	13,111
Other long-term liabilities	312	123

Total liabilities	15,770	25,256
Commitments and contingencies (Notes 5 and 6)
Stockholders' equity
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2007 and June 30, 2008; no shares issued and outstanding at December 31, 2007 and June 30, 2008	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2007 and June 30, 2008; 20,983,638 shares and 20,985,691 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	21	21
Additional paid-in capital	137,472	140,121
Deficit accumulated during the development stage	(94,054)	(117,739)

Total stockholders' equity	43,439	22,403

Total liabilities and stockholders' equity	$59,209	$47,659

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
					Period from May 9, 2003 (date of inception) through June 30, 2008
	2007	2008	2007	2008
Grant revenue	$143	$251	$235	$364	$1,105
Operating expenses
Research and development	5,298	7,083	10,683	12,788	64,533
Selling, general and administrative	3,310	4,830	6,561	11,014	38,830

Total operating expenses	8,608	11,913	17,244	23,802	103,363

Operating loss	(8,465)	(11,662)	(17,009)	(23,438)	(102,258)
Interest income	427	145	694	483	3,872
Interest expense	(34)	(370)	(107)	(730)	(1,213)

Net loss	(8,072)	(11,887)	(16,422)	(23,685)	(99,599)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	(18,140)	—	(18,140)

Net loss attributable to common stockholders	$(8,072)	$(11,887)	$(34,562)	$(23,685)	$(117,739)

Net loss attributable to common stockholders per share—basic and diluted	$(0.87)	$(0.57)	$(6.42)	$(1.14)

Weighted average number of common shares used in computation—basic and diluted	9,294,298	20,726,679	5,387,214	20,707,628

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
			Period from May 9, 2003 (date of inception) through June 30, 2008
	2007	2008
Cash flows from operating activities:
Net loss	$(16,422)	$(23,685)	$(99,599)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	737	1,177	4,380
Amortization of lease incentive	(24)	(74)	(290)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	1,535	2,273	7,164
Noncash interest expense related to debt and warrants	(16)	139	287
Changes in operating assets and liabilities:
Unbilled government grant receivable	16	(134)	(251)
Inventory	—	(5,301)	(6,913)
Prepaid expenses and other current assets	(148)	14	(692)
Accounts payable	(234)	(347)	1,344
Accrued expenses and other current liabilities	1,166	1,051	3,087
Other long-term liabilities	(19)	(115)	249

Net cash used in operating activities	(13,409)	(25,002)	(91,087)

Cash flows from investing activities:
Purchases of property and equipment	(765)	(2,635)	(9,238)
Increase in restricted cash	—	(10,000)	(10,450)
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	795	—	34,709

Net cash provided by (used in) investing activities	30	(12,635)	(19,688)

Cash flows from financing activities:
Proceeds from debt issuances	—	9,850	22,256
Payments on debt	(227)	(482)	(1,167)
Payments on debt issuance costs	—	(20)	(194)
Proceeds from initial public offering	49,011	—	49,011
Deferred initial public offering costs	(1,664)	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	19,994	—	66,405
Proceeds from bridge loan	—	—	350
Proceeds from issuance of common stock	—	—	26
Proceeds from issuance of restricted common stock	4	—	339
Payments to employees for cancelled restricted common stock	(52)	(41)	(98)
Proceeds from exercise of stock options	5	9	47

Net cash provided by financing activities	67,071	9,316	135,137

Net increase (decrease) in cash and cash equivalents	53,692	(28,321)	24,362
Cash and cash equivalents, beginning of period	10,589	52,683	—

Cash and cash equivalents, end of period	$64,281	$24,362	$24,362

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$122	$499	$802
Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$—	$—	$95
Issuance of common stock warrants	$—	$337	$337
Conversion of bridge loan to equity	$—	$—	$350
Beneficial conversion feature related to Series B redeemable convertible preferred stock	$18,140	$—	$18,140
Conversion of preferred stock to common stock	$66,755	$—	$66,755
Conversion of preferred stock warrants to common stock warrants	$162	$—	$162

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

        Although the Company shipped its first product in March 2008, it has had limited operations to date and its activities have consisted primarily of conducting research and development, early-stage manufacturing, initial sales related activities, recruiting personnel and raising capital. Accordingly, the Company is considered to be in the development stage at June 30, 2008, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects such losses to continue for at least two years as it continues to develop and commercialize its products. The Company believes that its existing cash and interest income earned on these balances will be sufficient into the first quarter of 2009. Prior to the end of the first quarter of 2009, the Company will seek to raise additional funds through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. However, additional financing may not be available on a timely basis on terms acceptable to the Company, or at all. The Company's failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company would have to delay, reduce or eliminate development and commercialization efforts, and may have to obtain funds through arrangements with collaborators or others on terms unfavorable to the Company or pursue merger or acquisition strategies.

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

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

        The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2. Summary of Significant Accounting Policies

        In the Company's Form 10-K for the fiscal year ended December 31, 2007, our significant accounting policies were identified. Effective January 1, 2008, the Company made a prospective change to its estimate associated with its useful lives for property and equipment. However, the change did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Other comprehensive income (loss)

        Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For each of the three and six months ended June 30, 2007 and 2008, and the period from May 9, 2003 (date of inception) to June 30, 2008, there was no material difference between the net loss and comprehensive loss.

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS No. 159.

        In November 2007, the Emerging Issues Task Force ("EITF") issued EITF Issue 07-01 "Accounting for Collaborative Arrangements" ("EITF No. 07-01"). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact, if any, that the adoption of EITF No. 07-01 will have on its financial position, results of operations or cash flows.

        Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("SFAS No. 157") for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157", the Company has elected to defer implementation of SFAS No. 157 as it relates to the Company's non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is currently evaluating the impact, if any, that FSP No. FAS 157-2 will have on its non-financial assets and liabilities. The adoption of SFAS No. 157 to the Company's financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company's financial results in any period.

        In April 2008, the FASB issued EITF 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock", ("EITF 07-05"). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management is evaluating what effect, if any, EITF 07-05 might have on the Company's financial position and operating results.

3. Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. The components of inventory are as follows (in thousands):

	December 31, 2007	June 30, 2008
Raw materials	$799	$2,596
Work in process	813	3,202
Finished goods	—	1,115

Inventory	$1,612	$6,913

4. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock, redeemable convertible preferred stock

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Net Loss per Share (Continued)

and warrants have not been included in the computation of diluted net loss per share for any of the periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the three and six months ended June 30, 2007 and 2008, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares at June 30, 2007 and 2008 consist of the following:

	June 30,
	2007	2008
Stock options	1,723,929	2,456,011
Unvested restricted stock	362,409	250,485
Warrants	18,040	110,000

5. Commitments and Contingencies

License agreements and patents

        In November 2003, the Company entered into a license agreement with California Institute of Technology (the "Caltech License Agreement") that granted the Company a worldwide, exclusive, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications, and a worldwide, non-exclusive royalty bearing license, with the right to grant sublicenses, under specified technology outside the scope of the licensed patents. In connection with the Caltech License Agreement, the Company issued 46,514 shares of common stock, and recorded a charge of $20,000. In addition, the Company pays an annual license fee of $10,000 per year. The license fee payments are creditable against royalties based upon sales of products covered by patents licensed under the agreement. Royalties are calculated based on a percentage of defined net sales. The Company is also obligated to pay California Institute of Technology a portion of specified license and sublicense income, proceeds from sales of specified intellectual property and specified service revenue amounts that it receives based on licenses and sublicenses that the Company grants, sales of intellectual property and services that are provided to third parties. The royalty obligation with respect to any licensed product extends until the later of the expiration of the last-to-expire of the licensed patents covering the licensed product and three years after the first commercial sale of the licensed product in any country for non-patented technology covered under the agreement. Through June 30, 2008, no royalty payments have been made. In March 2007, the Company amended the Caltech License Agreement to provide rights under an additional patent application under the terms of the existing license in exchange for a one-time payment of $50,000 to the California Institute of Technology. All amounts paid to date and the value of the common stock issued have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use.

        In June 2004, the Company entered into a license agreement with Roche Diagnostics (the "Roche License Agreement") that granted the Company a worldwide, semi-exclusive royalty-bearing license, with the right to grant sublicenses under a patent relating to sequencing methods. In connection with the Roche License Agreement, the Company paid an upfront fee of 175,000 Euros and committed to pay an annual license fee ranging from 10,000 to 40,000 Euros. The Company has an option to convert

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Commitments and Contingencies (Continued)

the license to non-exclusive beginning in 2008, in which case the annual license fees would be reduced to 10,000 Euros beginning in 2008. The Company has the right to terminate the Roche License Agreement at any time for convenience upon 90 days prior written notice to Roche Diagnostics. Both the Company and Roche Diagnostics have the right to terminate the Roche License Agreement upon breach by the other party, subject to notice and an opportunity to cure. The Roche License Agreement also terminates upon the occurrence of specified bankruptcy events. As part of the Roche License Agreement, the Company agrees to pay royalties based on a percentage of defined net sales. The Company also agrees to pay a portion of specified sublicense income amounts that are received based on sublicenses that the Company grants to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through June 30, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use.

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

        As part of the AZTE License Agreement, the Company agrees to pay royalties based on a percentage of defined net sales. The Company also agrees to pay a portion of specified sublicense income amounts that are received based on sublicenses granted to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through June 30, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. In May 2006, in accordance with the license agreement, due to the successful issuance of a U.S. patent, the committed annual license fee increased from $50,000 to $100,000 and 44,444 shares of the restricted common stock vested. The vesting of 44,444 shares of restricted common stock resulted in a charge to research and development expense of $127,000 based on the fair value of the Company's common stock at the time the milestone was achieved. The remaining 44,444 shares of restricted common stock will vest immediately upon the successful issuance of a second U.S. patent.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Commitments and Contingencies (Continued)

        In June 2006, the Company entered into an agreement to acquire certain U.S. and foreign patents and patent applications. In connection with the agreement, the Company paid an upfront fee of $350,000, committed to a one-time payment of $250,000 once technological feasibility has been established, and committed to a one-time payment of $400,000 upon the first commercial sale of product. As part of the agreement, the Company agrees to pay royalties based on a percentage of defined net sales. Through June 30, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use.

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

6. Long-Term Debt

Loan and security agreement

        In December 2007, the Company entered into a loan and security agreement with two lenders including GE Capital Corporation, which is serving as agent. The loan agreement provided that the Company may borrow up to $20.0 million at an interest rate equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.84% plus (ii) 6.11%. The initial term loan was made on the closing date in an aggregate principal amount equal to $10.0 million.

        In June 2008, the Company entered into an amendment to the loan and security agreement with two lenders including GE Capital Corporation, which is serving as agent. A subsequent term loan was made upon execution of the amendment in an aggregate principal amount equal to $10.0 million. The loan amendment provided that the interest rate for the subsequent term loan is equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.17% plus (ii) 8.33%. The loan agreement, as amended, contains affirmative and negative covenants to which the Company and its subsidiaries must adhere. Pursuant to the amendment, the Company is required to maintain, at all times, unrestricted cash in its bank account equal to at least $10.0 million. The proceeds of the loan agreement are collateralized by essentially all of the Company's assets. Payments are required to be made on a monthly basis. For the initial term loan, interest-only payments were required for the first five months. Thereafter, for the following 31 months, payments of principal and interest will be due. For the subsequent term loan, principal and interest payments are required for the 36 month term of the loan. As of June 30, 2008, advances on

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Long-Term Debt (Continued)

the loan agreement, as amended, were $20.0 million at an interest rate of 9.95% for the initial term loan and 11.5% for the subsequent term loan.

        As of June 30, 2008, loan payable payments are due as follows (in thousands):

2008	$4,714
2009	9,421
2010	8,492
2011	1,977
Thereafter	—

Total future minimum payments	$24,604
Less: amount representing interest	(3,298)
Less: debt discount	(610)
Add: amortization of debt discount	120

Carrying value of debt	$20,816
Less: current portion	7,705

Long-term obligations	$13,111

Common stock warrants

        In connection with the execution of the amendment to the loan and security agreement with two lenders including GE Capital Corporation, which is serving as agent, the Company issued warrants to the two lenders to purchase an aggregate of 110,000 shares of common stock. The warrants have an exercise price of $4.80 per share and expire in June 2014. The fair value of the warrants was estimated at $337,000 using a Black-Scholes model with the following assumptions: expected volatility of 65.4%, risk free interest rate of 3.4%, expected life of six years and no dividends. Expected volatility was based on the volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that completed initial public offerings within the last ten years. The fair value of the warrants was recorded as equity and a debt discount and will be amortized to interest expense over the term of the loan.

7. Stock-Based Compensation

        The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	Three months ended		Six months ended
($ in thousands)	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Research and development	$188	$340	$472	$652
Selling, general and administrative	632	700	1,063	1,621

Total stock-based compensation expense	$820	$1,040	$1,535	$2,273

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Stock-Based Compensation (Continued)

        During the six months ended June 30, 2008, the Company granted 148,333 stock options at an exercise price of $12.36 per share, 50,600 stock options at an exercise price of $6.15 per share, 23,812 stock options at an exercise price of $6.99 per share, 151,850 stock options at an exercise price of $5.93 per share and 44,718 stock options at an exercise price of $4.93 per share.

        For the six months ended June 30, 2007 and 2008, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Six months ended
	June 30, 2007	June 30, 2008
Expected volatility	76.3%	65.6%
Expected option life	6.5 years	6 years
Weighted average risk-free interest rate	4.9%	3.0%
Expected annual dividend yield	none	none

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in this Form 10-Q, including but not limited to, statements regarding our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as "may," "will," "should," "expects," "plans," "anticipates," "intends," "targets," "projects," "contemplates," "believes," "seeks," "goals," "estimates," "predicts," "potential" and "continue" or similar words. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. "Risk Factors" and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

        Our Helicos™ Genetic Analysis System is comprised of an instrument, its associated reagents and disposable supplies. We shipped our first Helicos System on March 5, 2008 following assembly and completion of our initial verification and validation process. As a result, we believe that we have incurred the substantial majority of the costs related to the development of the initial version of our Helicos System. In anticipation of future orders and shipments, we are assembling and are testing multiple production units of our Helicos System, and are purchasing the subassemblies and components for future systems. In addition, we are taking other steps to scale the commercial manufacturing process of the system, including improvements to our manufacturing documentation and quality assurance and quality control procedures. We also are manufacturing the proprietary reagents and disposable supplies that are part of the system.

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

        Although we shipped our first Helicos System on March 5, 2008 and plan to ship additional Helicos Systems during fiscal 2008, the initial shipments of this product will be subject to various customer evaluation periods with acceptance criteria, and we expect the customer evaluation period to extend beyond the fiscal quarters in which commercial units are shipped. While we continue to secure orders for the Helicos instrument system, we do not expect to recognize any revenue from product shipments until the second half of 2008 or later, and future revenues from sales of proprietary reagents and disposable supplies will depend on the timing of system placements, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our Helicos System, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. However, over time we would expect the sales of the reagents and disposable supplies to increase as our installed base of instruments grows and usage of these instruments increases.

        We were incorporated in May 2003, and our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at June 30, 2008, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Our fiscal year ends on December 31, and we operate as one reportable segment.

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

Financial Overview

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute, a branch of the National Institutes of Health, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. We recognized revenue during the three months ended June 30, 2007 and 2008 of $143,000 and $251,000, respectively, in connection with this award. During the six months ended June 30, 2007 and 2008, we recognized revenue of $235,000 and $364,000, respectively, in connection with this award. We will continue to recognize revenue under this grant as the related expenses are incurred.

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

        Research and development expenses for the three months ended June 30, 2007 and 2008 were $5.3 million and $7.1 million, respectively. Research and development expenses for the six months ended June 30, 2007 and 2008 were $10.7 million and $12.8 million, respectively. From 2007 to 2008, expenses increased as our research progressed and we built infrastructure and hired additional employees with the requisite expertise to execute the next steps in the development process. Research and development expenses also increased during the three and six months ended June 30, 2008 by $2.8 million for labor and overhead costs associated with the under-utilization of the manufacturing facility.

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

        Selling, general and administrative expenses for the three months ended June 30, 2007 and 2008 were $3.3 million and $4.8 million, respectively. Selling, general and administrative expenses for the six months ended June 30, 2007 and 2008 were $6.6 million and $11.0 million, respectively. We expect that these expenses will increase as we hire our specialized sales, marketing and service personnel. We also anticipate that we will incur additional expenses for the costs associated with Sarbanes-Oxley compliance, continued ERP system enhancements, and investor relations programs.

Overview of Results of Operations

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2008

         Grant revenue.    We recognized $143,000 and $235,000 of grant revenue during the three and six months ended June 30, 2007, respectively, and $251,000 and $364,000 of grant revenue during the three and six months ended June 30, 2008, respectively. Grant revenue recognized during the three and six months ended June 30, 2007 and 2008 related to the reimbursement of expenses in connection with our government research grant.

         Research and development expenses.    Research and development expenses during the three and six months ended June 30, 2007 and 2008 were as follows:

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2007	2008	Change		2007	2008	Change
Research and development	$5,298	$7,083	$1,785	34%	$10,683	$12,788	$2,105	20%

        Research and development expenses increased by $1.8 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. The increase was primarily due to the $2.8 million charge for labor and overhead costs associated with the under-utilization of the manufacturing facility. Contributing to the increase was the hiring of additional personnel which led to a $198,000 increase in our salary and benefit expenses and stock based compensation expense. These increases were offset by a $1.3 million decrease in product development costs, which included lab expenses, materials, supplies, temporary help and prototype expenses. Our product development costs decreased as we moved toward manufacturing and production activities.

        In comparing the six months ended June 30, 2007 to the six months ended June 30, 2008, research and development expenses increased $2.1 million. The increase was again primarily due to the $2.8 million charge for labor and overhead costs associated with the under-utilization of the manufacturing facility. Contributing to the increase was the hiring of additional personnel which led to a $210,000 increase in our salary and benefit expenses and stock based compensation expense. Increased headcount led to additional space requirements which raised our occupancy costs by $126,000. These increases were offset by a $1.3 million decrease in product development costs, which included lab expenses, materials, supplies, temporary help and prototype expenses. Our product development costs decreased as we moved toward manufacturing and production activities.

        We expect our research and development expenses to continue to increase to support our start-up manufacturing efforts this year and as we continue to invest in future versions of our system.

         Selling, general and administrative expenses.    Selling, general and administrative expenses during the three and six months ended June 30, 2007 and 2008 were as follows:

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2007	2008	Change		2007	2008	Change
Selling, general and administrative	$3,310	$4,830	$1,520	46%	$6,561	$11,014	$4,453	68%

        The increase in selling, general and administrative expenses of $1.5 million from the three months ended June 30, 2007 to the three months ended June 30, 2008 was primarily due to hiring additional personnel which lead to an increase in our salary and benefit expenses and stock based compensation expense of $602,000. The increase also included an additional $334,000 related to public company activities, including investor relations expenses, business insurance and consulting fees. Increased headcount also led to additional space requirements which raised our occupancy costs by $258,000.

        Selling, general and administrative expenses increased by $4.5 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. The increase was primarily due to the hiring of additional personnel which led to a $2.2 million increase in our salary and benefit expenses and stock based compensation expense. The increase also included an additional $640,000 related to public company activities, including investor relations expenses, business insurance and consulting fees. Patent expense also increased by $559,000 from the six months ended June 30, 2007 to the six months ended June 30, 2008. In addition, increased headcount led to additional space requirements which raised our occupancy costs by $310,000.

        We expect our selling, general and administrative expenses to increase as we expand our sales and marketing functions, and incur additional administrative costs associated with Sarbanes-Oxley compliance, continued ERP system enhancements and investor relations programs.

         Interest income.    Interest income for the three and six months ended June 30, 2007 and 2008 was as follows:

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2007	2008	Change		2007	2008	Change
Interest income	$427	$145	$(282)	(66)%	$694	$483	$(211)	(30)%

        The decrease in interest income from the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2008 was due primarily to higher cash balances during the three and six months ended June 30, 2007 in connection with the receipt of proceeds from the IPO. In addition, proceeds received from the $10.0 million subsequent term loan with GE Capital were not received until the end of the June 2008; therefore, interest income was not significantly impacted during the three and six months ended June 30, 2008. Decreased interest rates also contributed to the decline in interest earned during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2008.

         Interest expense.    Interest expense for the three and six months ended June 30, 2007 and 2008 was as follows:

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2007	2008	Change		2007	2008	Change
Interest expense	$34	$370	$336	988%	$107	$730	$623	582%

        The increase in interest expense from the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2008 is attributable to the $10.0 million term loan entered into on December 31, 2007.

Liquidity and Capital Resources

        We have incurred losses since our inception in May 2003 and, as of June 30, 2008 we had an accumulated deficit of $117.7 million. We have financed our operations to date principally through the sale of preferred stock and common stock, including our IPO, and to a lesser extent debt financing and interest earned on investments. Through June 30, 2008, we have received net proceeds of $66.8 million from the issuance of preferred stock, $47.5 million through the issuance of common stock, including our IPO, $19.6 million in debt financing for working capital and $2.5 million in debt financing to finance equipment purchases. Working capital as of December 31, 2007 was $50.4 million, consisting of $55.1 million in current assets and $4.7 million in current liabilities. Working capital as of June 30, 2008 was $20.2 million, consisting of $32.2 million in current assets and $12.0 million in current liabilities. Our cash is held in interest-bearing bank accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2007 and 2008:

	Six months ended
($ in thousands)	June 30, 2007	June 30, 2008
Net cash provided by (used in):
Operating activities	$(13,409)	$(25,002)
Investing activities	30	(12,635)
Financing activities	67,071	9,316

Net increase (decrease) in cash and cash equivalents	$53,692	$(28,321)

        Net cash used in operating activities was $13.4 million for the six months ended June 30, 2007 compared to $25.0 million for the six months ended June 30, 2008. The $11.6 million increase was primarily due to a $7.3 million increase in the net loss and a $5.3 million increase in the change in inventory, partially offset by an increase in non-cash stock-based compensation expense of $738,000 and an increase in non-cash depreciation and amortization expense of $440,000.

        Net cash provided by investing activities was $30,000 for the six months ended June 30, 2007 compared to net cash used in investing activities of $12.6 million for the six months ended June 30, 2008. The $12.7 million decrease was primarily due to a $10.0 million increase in restricted cash and a $1.9 million increase in the cash used for purchases of property and equipment, as well as a $795,000 decrease in cash provided by maturities of short-term investments.

        Net cash provided by financing activities was $67.1 million for the six months ended June 30, 2007 compared $9.3 million for the six months ended June 30, 2008. The $57.8 million decrease was primarily due to the receipt of $49.0 million of cash proceeds from the initial public offering and the $20.0 million of cash proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs during the six months ended June 30, 2007. The decrease was slightly offset with the receipt of $9.8 million of cash proceeds in debt financing, net of issuance costs during the six months ended June 30, 2008.

Operating capital and capital expenditure requirements

        To date, we have shipped one HeliScope system and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least two years as we continue our efforts in commercializing the HeliScope system and develop the corporate infrastructure required to manufacture and sell our products.

        While we continue to secure orders for the Helicos instrument system, we do not expect to generate product revenue until the second half of 2008 or later. We believe that our existing cash and interest income we earn on these balances will be sufficient into the first quarter of 2009. It is difficult to predict the actual rate of product sales as a result of the complex nature of the HeliScope system and its expected long sales cycle. Prior to the end of the first quarter of 2009, we will seek to sell additional equity or debt securities or enter into another credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all. If adequate funds are not available, we would have to delay, reduce or eliminate development and commercialization efforts, curtail our future spending, and may have to obtain funds through arrangements with collaborators or others on terms unfavorable to us or pursue merger or acquisition strategies.

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

        Working capital as of December 31, 2007 was $50.4 million, consisting of $55.1 million in current assets and $4.7 million in current liabilities. Working capital as of June 30, 2008 was $20.2 million, consisting of $32.2 million in current assets and $12.0 million in current liabilities.

Contractual obligations

        The following table summarizes our outstanding obligations as of June 30, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

  Contractual Obligations

($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$2,239	$1,600	$639	$—	$—
Long-term debt (including interest)	25,405	9,522	15,883	—	—
License agreements(1)	1,780	181	362	347	890

	$29,424	$11,303	$16,884	$347	$890

(1)
Consists of fixed payments that we believe we are reasonably likely to make under the license agreements with third parties over the lives of the underlying existing patents.

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

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provides that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The end of the advance period was December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments are required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of June 30, 2008, advances on the credit facility were $2.5 million at a weighted-average interest rate of 10.1%.

Loan and security agreement

        In December 2007, we entered into a loan and security agreement with two lenders including GE Capital Corporation, which is serving as agent. The loan agreement provided that we may borrow up to $20.0 million at an interest rate equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.84% plus (ii) 6.11%. The initial term loan was made on the closing date in an aggregate principal amount equal to $10.0 million.

        In June 2008, we entered into an amendment to the loan and security agreement with two lenders including GE Capital Corporation, which is serving as agent. A subsequent term loan was made upon execution of the amendment in an aggregate principal amount equal to $10.0 million. The loan amendment provided that the interest rate for the subsequent term loan is equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.17% plus (ii) 8.33%. The loan agreement, as amended, contains affirmative and negative covenants to which we and our subsidiaries must adhere. Pursuant to the amendment, we are required to maintain, at all times, unrestricted cash in our bank account equal to at least $10.0 million. The proceeds of the loan agreement are collateralized by essentially all of our assets. Payments are required to be made on a monthly basis. For the initial term loan, interest-only payments were required for the first five months. Thereafter, for the following 31 months, payments of principal and interest will be due. For the subsequent term loan, principal and interest payments are required for the 36 month term of the loan. As of June 30, 2008, advances on the loan agreement, as amended, were $20.0 million at an interest rate of 9.95% for the initial term loan and 11.5% for the subsequent term loan.

Off-balance sheet arrangements

        During the six months ended June 30, 2007 and 2008, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        In our Form 10-K for the fiscal year ended December 31, 2007, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; revenue recognition; inventory; allowance for doubtful accounts; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2008. We did not make any changes in those policies during the six months ended June 30, 2008.

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

Item 4.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by Helicos in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        Not applicable.

Item 1A.    Risk Factors

        The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2007. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

*Although we have shipped one Helicos™ Genetic Analysis System to our first customer, we may not be able to successfully scale the manufacturing process necessary to build and test multiple Helicos Genetic Analysis Systems on a full commercial basis, in which event our business would be materially harmed.

        To ship multiple Helicos Genetic Analysis Systems on a full production scale, we need to continue the testing and performance validation of the system. In order to sustain our commercial launch involving multiple shipments of the Helicos Systems, we need to take other steps to scale the manufacturing process of the system, including improvements to our manufacturing yields and cycle times, manufacturing documentation and quality assurance and quality control procedures. We also need to scale our manufacturing process of the proprietary reagents and disposable supplies that are part of the system. If we are unable to successfully complete these tasks, we may not be able to ship multiple Helicos Systems on a full production scale which would materially harm our business. In addition, although we believe that we have already incurred the substantial majority of the costs related to the development of the initial version of our Helicos System, if we experience unanticipated problems with our initial system placements, these costs could substantially increase, which would materially harm our business.

*We have a history of operating losses, expect to continue to incur substantial losses, might never achieve or maintain profitability and might have a going concern issue in the future.

        We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stockholders of $34.6 million and $23.7 million in the six months ended June 30, 2007 and 2008, respectively. As of June 30, 2008, we had an accumulated deficit of $117.7 million. These losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. In the six months ended June 30, 2007, we used cash in operating activities of $13.4 million and had capital expenditures totaling $765,000. In the six months ended June 30, 2008, we used cash in operating activities of $25.0 million and had capital expenditures totaling $2.6 million. We expect our cash expenditures to decrease slightly during the second half of 2008. In addition, if our capital resources are not sufficient to fund our planned operations for a twelve month period at the time the audit for our 2008 financial results is complete, our independent registered public accounting firm will likely include in its audit report, to be included in our annual report on Form 10-K, an explanatory paragraph regarding substantial doubt relating to our ability to continue as a going concern.

        Accordingly, we will need to generate significant revenue to achieve profitability. Because our products will be subject to acceptance testing by our customers we do not expect to have any recognizable revenue from the sales of our instruments until the second half of 2008 or later. As of August 14, 2008, we have shipped one Helicos System. Moreover, even after we begin selling our products on a commercial scale, we expect our losses to continue for at least the next two years as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

*If our technology fails to achieve and sustain sufficient market acceptance, we will not generate expected revenue.

        Our success depends, in part, on our ability to develop products that displace current technology, as well as expand the market for genetic analysis to include new applications that are not practical with current technology. To accomplish this, we must develop and successfully commercialize our Helicos System for use in a variety of life science applications. In particular, while our early market focus is on DNA sequencing and gene expression applications, there can be no assurances that we will be successful at inducing potential customers to purchase our Helicos System. Furthermore, we cannot guarantee that the design of the Helicos System, including the initial specifications and any enhancements or improvements to those specifications, will be satisfactory to potential customers in the markets we seek to reach. These markets are new and emerging and there can be no assurances that they will develop as quickly as we expect or that they will reach their full potential. As a result, we may be required to refocus our marketing efforts from time to time and we may have to make changes to the specifications of our system to enhance our ability to more quickly enter particular markets. There is no guarantee, even if our technology is able to successfully reduce the cost and improve the performance of genetic analysis relative to existing products, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our systems or to expand the market for genetic analysis to include new applications. Even if we are able to successfully implement our technology, we may fail to achieve or sustain market acceptance of our Helicos System by academic and government research laboratories and pharmaceutical, biotechnology and agriculture companies, among others, across the full range of our intended life science applications. Any such failure would materially harm our future sales and revenue. The price of the HeliScope™ instrument is significantly greater than the instrument cost of current market-leading sequencers, which may adversely affect our ability to penetrate or grow the market for genetic analysis. In addition, if our products are only utilized as a replacement for existing DNA sequencing technology, we may face a much smaller market than we currently anticipate.

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

*Failure to manage our rapid growth effectively would harm our business.

        We will need to add additional personnel and expand our capabilities to successfully pursue our commercialization strategy for our Helicos Genetic Analysis System as well as our research and development efforts. To manage our anticipated future growth effectively, we must enhance our manufacturing capabilities and operations, information technology infrastructure, and financial and accounting systems and controls. For instance, certain aspects of our operations, such as our manufacturing capabilities, must be scaled up to increase the number of Helicos Systems we can manufacture per quarter. We also must attract, train and retain qualified sales, marketing and service personnel, engineers, scientists and other technical personnel and management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial and other resources. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new products or enhancements. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could grow more slowly than expected and we may not be able to achieve our research and development and commercialization goals.

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

*We expect that our sales cycle will be lengthy and unpredictable, which will make it difficult for us to forecast revenue and increase the magnitude of quarterly fluctuations in our operating results.

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

*We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

        We have limited history operating as a public company. As a public company, we will incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

        In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, commencing in 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. However, our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

*We will need to raise additional funding, which may not be available on favorable terms, if at all, or without dilution to our stockholders. If we do not raise the necessary funds, we may need to cut back or terminate some or all aspects of our operations which would materially adversely affect our business prospects.

        Because our Helicos System is complex and will be new to the market and involve significant capital expenditures by customers and a long sales cycle, it is very difficult to predict the actual rate of product sales. We will need additional financing to execute on our current or future business strategies. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing and research and development activities. The amount of additional capital we may need to raise depends on many factors, including:

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

*We may be involved in lawsuits and administrative proceedings to protect or enforce our patents and proprietary rights and to determine the scope and validity of others' proprietary rights, which could result in substantial costs and diversion of resources and which, if unsuccessful, could harm our competitive position and our results of operations.

        Litigation and administrative proceedings may be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. Litigation on these matters has been prevalent in our industry and we expect that this will continue. To determine the priority of inventions, we may have to initiate and participate in interference proceedings declared by the U.S. Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as invalidity, opposition, reexamination, or reissue proceedings against our patents. The outcome of any litigation or administrative proceeding might not be favorable to us, and, in that case, we might be required to develop alternative technological approaches that we may not be able to complete successfully or require licenses from others that we may not be able to obtain. Even if such licenses are obtainable, they may not be available at a reasonable cost. We may also be held liable for money damages to third parties and could be enjoined from manufacturing or selling our products or technologies. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. These types of administrative proceedings and any litigation that may be necessary in the future could result in the Company's patent protection being significantly modified or reduced, and could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. In August 2006 we filed an opposition against EP 1 105 529 B1 in the European Patent Office, with respect to which we received a preliminary non-binding opinion upholding the patent. In August 2008 we decided not to participate further in the opposition.

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

*We may be the subject of costly and time-consuming lawsuits brought by third parties for alleged infringement of their proprietary rights, which could limit our ability to use certain technologies in the future, force us to redesign or discontinue our products, or pay royalties to continue to sell our products.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

*Our directors and management will exercise significant control over our company, which will limit your ability to influence corporate matters.

        Certain of our directors and executive officers and their affiliates collectively control approximately 59% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

*A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

        If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. Although, substantially all of our stockholders prior to the initial public offering were subject to lock-up agreements with the underwriters that restricted their ability to transfer their stock for 180 days following our initial public offering, these lock-ups expired on November 20, 2007. Accordingly, approximately 11 million shares of our common stock became eligible for sale in the public market. The market price of shares of our common stock may drop significantly upon resale of shares held prior to our initial public offering by our existing stockholders into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

        In addition, the holders of an aggregate of approximately of 13.5 million shares of our common stock, as of June 30, 2008, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered the issuance of all shares of common stock that we have issued and may issue under our employee option plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance, subject to lock-up agreements. In addition, as of June 30, 2008, there were 277,777 shares of common stock reserved for future issuance as charitable contribution to the Broad Institute of MIT and Harvard that will become eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act of 1933, as amended.

        Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

*Provisions in our certificate of incorporation and by-laws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

        The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Also, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote. Accordingly, given that our executive officers, directors and their affiliates collectively own approximately 59% of our outstanding common stock, certain of these persons acting together will have the ability to block any such amendment.

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

        Of the $52.2 million of gross proceeds we received in our initial public offering, including the exercise of the over-allotment options, through June 30, 2008, we have spent approximately $3.2 million on underwriting discounts and commissions and approximately $1.8 million for payment of expenses related to our initial public offering. Additionally, we have spent $11.5 million on pre-production research and development expenses and $6.9 million on inventory. None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

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

Item 3.    Defaults upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of the Security Holders

        At the Annual Meeting of Stockholders held on May 22, 2008 stockholders of the Company approved proposals to:

  (1)
  elect two Class I directors of the Company to serve until the 2011 Annual Meeting of Stockholders or until their successors are duly elected and qualified. The votes for such proposal were as follows:

	FOR	WITHHELD	ABSTAIN	NON-VOTES
Elisabeth K. Allison, PhD	19,304,044	5,941	—	—
Brian G. Atwood	19,306,645	3,340	—	—
  (2)
  ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008. The votes for such proposal were as follows:

FOR	19,306,024
AGAINST	1,087
ABSTAIN	2,874
NON-VOTES	—

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

Dated: August 14, 2008	/s/ STANLEY N. LAPIDUS Stanley N. Lapidus Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: August 14, 2008	/s/ STEPHEN P. HALL Stephen P. Hall Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1†*	2007 Stock Option and Incentive Plan and forms of agreement thereunder
10.2	Offer Letter between the Company and Stephen P. Hall dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2008)
10.3	Change in Control Agreement between the Company and Stephen P. Hall dated April 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 1, 2008)
10.4
Second Amendment to the Loan and Security Agreement among Helicos, the Lenders and General Electric Capital Corporation, dated as of June 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 30, 2008)
10.5	Form of Warrant, between Helicos and the Lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 30, 2008)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350

*
Filed herewith

†
Indicates a management contract or any compensatory plan, contract or arrangement