Form 10-Q
period 2008-09-30
HELICOS BIOSCIENCES CORP
filed 2008-11-14
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of October 31, 2008, was 21,102,989 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

		Page
Part I—Financial Information
Item 1.	Consolidated Financial Statements	3
	Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2008 and the period from May 9, 2003 (date of inception) through September 30, 2008	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2008 and the period from May 9, 2003 (date of inception) through September 30, 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
Part II—Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
SIGNATURES		40

Part I—Financial Information

Item 1.    Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)

	December 31, 2007	September 30, 2008
ASSETS
Current assets
Cash	$52,683	$12,318
Unbilled government grant receivable	117	202
Inventory	1,612	7,663
Prepaid expenses and other current assets	706	411

Total current assets	55,118	20,594
Property and equipment, net	3,400	4,352
Restricted cash	450	10,450
Other assets	241	113

Total assets	$59,209	$35,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,691	$1,378
Accrued expenses and other current liabilities	1,993	2,448
Current portion of long-term debt	988	7,892

Total current liabilities	4,672	11,718
Long-term debt, net of current portion	10,786	11,520
Other long-term liabilities	312	64

Total liabilities	15,770	23,302
Commitments and contingencies (Notes 5 and 6)
Stockholders' equity
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2007 and September 30, 2008; no shares issued and outstanding at December 31, 2007 and September 30, 2008	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2007 and September 30, 2008; 20,983,638 and 21,105,946 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	21	21
Additional paid-in capital	137,472	141,380
Deficit accumulated during the development stage	(94,054)	(129,194)

Total stockholders' equity	43,439	12,207

Total liabilities and stockholders' equity	$59,209	$35,509

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,		Period from May 9, 2003 (date of inception) through September 30, 2008
	2007	2008	2007	2008
Grant revenue	$230	$202	$465	$566	$1,307
Operating expenses
Research and development	7,242	5,644	17,925	18,432	70,177
Selling, general and administrative	3,615	5,403	10,176	16,417	44,233

Total operating expenses	10,857	11,047	28,101	34,849	114,410

Operating loss	(10,627)	(10,845)	(27,636)	(34,283)	(113,103)
Interest income	736	124	1,430	607	3,996
Interest expense	(73)	(734)	(180)	(1,464)	(1,947)

Net loss	(9,964)	(11,455)	(26,386)	(35,140)	(111,054)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	(18,140)	—	(18,140)

Net loss attributable to common stockholders	$(9,964)	$(11,455)	$(44,526)	$(35,140)	$(129,194)

Net loss attributable to common stockholders per share—basic and diluted	$(0.48)	$(0.55)	$(4.26)	$(1.70)

Weighted average number of common shares used in computation—basic and diluted	20,573,636	20,741,822	10,449,355	20,719,026

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

			Period from May 9, 2003 (date of inception) through September 30, 2008
	Nine months ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(26,386)	$(35,140)	$(111,054)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,143	1,847	5,050
Amortization of lease incentive	(58)	(112)	(328)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	2,395	3,522	8,413
Noncash interest expense related to debt and warrants	(1)	335	483
Changes in operating assets and liabilities:
Unbilled government grant receivable	(71)	(85)	(202)
Inventory	—	(6,051)	(7,663)
Prepaid expenses and other current assets	(147)	295	(411)
Accounts payable	100	(313)	1,378
Accrued expenses and other current liabilities	1,121	551	2,587
Other long-term liabilities	(34)	(148)	216

Net cash used in operating activities	(21,938)	(35,299)	(101,384)

Cash flows from investing activities:
Purchases of property and equipment	(1,349)	(2,799)	(9,402)
Increase in restricted cash	—	(10,000)	(10,450)
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	795	—	34,709

Net cash used in investing activities	(554)	(12,799)	(19,852)

Cash flows from financing activities:
Proceeds from debt issuances	—	9,850	22,256
Payments on debt	(454)	(2,062)	(2,747)
Payments on debt issuance costs	—	(20)	(194)
Proceeds from initial public offering	49,011	—	49,011
Deferred initial public offering costs	(1,742)	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	19,994	—	66,405
Proceeds from bridge loan	—	—	350
Proceeds from issuance of common stock	—	—	26
Proceeds from issuance of restricted common stock	4	—	339
Payments to employees for cancelled restricted common stock	(57)	(47)	(104)
Proceeds from exercise of stock options	5	12	50

Net cash provided by financing activities	66,761	7,733	133,554

Net increase (decrease) in cash and cash equivalents	44,269	(40,365)	12,318
Cash and cash equivalents, beginning of period	10,589	52,683	—

Cash and cash equivalents, end of period	$54,858	$12,318	$12,318

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$181	$947	$1,250
Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$—	$—	$95
Issuance of common stock warrants	$—	$337	$337
Conversion of bridge loan to equity	$—	$—	$350
Beneficial conversion feature related to Series B redeemable convertible preferred stock	$18,140	$—	$18,140
Conversion of preferred stock to common stock	$66,755	$—	$66,755
Conversion of preferred stock warrants to common stock warrants	$162	$—	$162

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

        Although the Company shipped its first product in March 2008, it has had limited operations to date and its activities have consisted primarily of conducting research and development, early-stage manufacturing, initial sales related activities, recruiting personnel and raising capital. Accordingly, the Company is considered to be in the development stage at September 30, 2008, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

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

Other comprehensive income (loss)

        Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For each of the three and nine months ended September 30, 2007 and 2008, and the period from May 9, 2003 (date of inception) to September 30, 2008, there was no material difference between the net loss and comprehensive loss.

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

3. Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. The components of inventory are as follows (in thousands):

	December 31, 2007	September 30, 2008
Raw materials	$799	$3,104
Work in process	813	2,298
Finished goods	—	2,261

Inventory	$1,612	$7,663

4. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock, redeemable convertible preferred stock

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Net Loss per Share (Continued)

and warrants have not been included in the computation of diluted net loss per share for any of the periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the three and nine months ended September 30, 2007 and 2008, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares at September 30, 2007 and 2008 consist of the following:

	September 30,
	2007	2008
Stock options	1,859,837	3,077,628
Unvested restricted stock	347,453	339,903
Warrants	18,040	110,000

5. Commitments and Contingencies

License agreements and patents

        In November 2003, the Company entered into a license agreement with California Institute of Technology (the "Caltech License Agreement") that granted the Company a worldwide, exclusive, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications, and a worldwide, non-exclusive royalty-bearing license, with the right to grant sublicenses, under specified technology outside the scope of the licensed patents. In connection with the Caltech License Agreement, the Company issued 46,514 shares of common stock, and recorded a charge of $20,000. In addition, the Company pays an annual license fee of $10,000 per year. The license fee payments are creditable against royalties based upon sales of products covered by patents licensed under the agreement. Royalties are calculated based on a percentage of defined net sales. The Company is also obligated to pay California Institute of Technology a portion of specified license and sublicense income, proceeds from sales of specified intellectual property and specified service revenue amounts that it receives based on licenses and sublicenses that the Company grants, sales of intellectual property and services that are provided to third parties. The royalty obligation with respect to any licensed product extends until the later of the expiration of the last-to-expire of the licensed patents covering the licensed product and three years after the first commercial sale of the licensed product in any country for non-patented technology covered under the agreement. Through September 30, 2008, no royalty payments have been made. In March 2007, the Company amended the Caltech License Agreement to provide rights under an additional patent application under the terms of the existing license in exchange for a one-time payment of $50,000 to the California Institute of Technology. All amounts paid to date and the value of the common stock issued have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use.

        In June 2004, the Company entered into a license agreement with Roche Diagnostics (the "Roche License Agreement") that granted the Company a worldwide, semi-exclusive royalty-bearing license, with the right to grant sublicenses under a patent relating to sequencing methods. In connection with the Roche License Agreement, the Company paid an upfront fee of 175,000 Euros and committed to

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Commitments and Contingencies (Continued)

pay an annual license fee ranging from 10,000 to 40,000 Euros. The Company has an option to convert the license to non-exclusive beginning in 2008, in which case the annual license fees would be reduced to 10,000 Euros beginning in 2008. The Company has the right to terminate the Roche License Agreement at any time for convenience upon 90 days prior written notice to Roche Diagnostics. Both the Company and Roche Diagnostics have the right to terminate the Roche License Agreement upon breach by the other party, subject to notice and an opportunity to cure. The Roche License Agreement also terminates upon the occurrence of specified bankruptcy events. As part of the Roche License Agreement, the Company agrees to pay royalties based on a percentage of defined net sales. The Company also agrees to pay a portion of specified sublicense income amounts that are received based on sublicenses that the Company grants to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through September 30, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use.

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

        As part of the AZTE License Agreement, the Company agrees to pay royalties based on a percentage of defined net sales. The Company also agrees to pay a portion of specified sublicense income amounts that are received based on sublicenses granted to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through September 30, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. In May 2006, in accordance with the license agreement, due to the successful issuance of a U.S. patent, the committed annual license fee increased from $50,000 to $100,000 and 44,444 shares of the restricted common stock vested. The vesting of 44,444 shares of restricted common stock resulted in a charge to research and development expense of $127,000 based on the fair value of the Company's common stock at the time the milestone was

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Commitments and Contingencies (Continued)

achieved. The remaining 44,444 shares of restricted common stock will vest immediately upon the successful issuance of a second U.S. patent.

        In June 2006, the Company entered into an agreement to acquire certain U.S. and foreign patents and patent applications. In connection with the agreement, the Company paid an upfront fee of $350,000, committed to a one-time payment of $250,000 once technological feasibility has been established, and committed to a one-time payment of $400,000 upon the first commercial sale of product. As part of the agreement, the Company agrees to pay royalties based on a percentage of defined net sales. Through September 30, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use.

        In April 2007, the Company entered into an agreement with PerkinElmer LAS, Inc. ("PerkinElmer"), in which PerkinElmer granted the Company a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty bearing license under specified patents. The license from PerkinElmer grants the Company rights under certain patents to produce and commercialize certain of the reagents used in some applications on the Helicos™ Genetic Analysis System, which contain chemicals purchased from PerkinElmer. In exchange for rights licensed from PerkinElmer, the Company is obligated to pay PerkinElmer a portion of the Company's net revenue from the sale of reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement. The Company has the right to terminate the agreement at any time upon 90 days written notice to PerkinElmer. Each party has the right to terminate the agreement upon breach by the other party subject to notice and an opportunity to cure. The agreement also terminates upon the occurrence of specified bankruptcy events. PerkinElmer has the sole right under the agreement to enforce the licensed patents.

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

        In June 2008, the Company entered into an amendment to the loan and security agreement with two lenders including GE Capital Corporation. A subsequent term loan was made upon execution of the amendment in an aggregate principal amount equal to $10.0 million. The loan amendment provided that the interest rate for the subsequent term loan is equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.17% plus (ii) 8.33%. The loan agreement, as amended, contains affirmative and negative covenants to which the Company and its subsidiaries must adhere. Pursuant to the amendment, the Company is required to maintain, at all times, unrestricted cash in its bank account equal to at least $10.0 million. The proceeds of the loan agreement are collateralized by essentially all of the Company's

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Long-Term Debt (Continued)

assets. Payments are required to be made on a monthly basis. For the initial term loan, interest-only payments were required for the first five months. Thereafter, for the following 31 months, payments of principal and interest will be due. For the subsequent term loan, principal and interest payments are required for the 36 month term of the loan. As of September 30, 2008, advances on the loan agreement, as amended, were $20.0 million at an interest rate of 9.95% for the initial term loan and 11.5% for the subsequent term loan.

        As of September 30, 2008, loan payable payments are due as follows (in thousands):

2008	$2,607
2009	9,292
2010	8,363
2011	2,345
Thereafter	—

Total future minimum payments	$22,607
Less: amount representing interest	(2,881)
Less: debt discount	(610)
Add: amortization of debt discount	296

Carrying value of debt	$19,412
Less: current portion	7,892

Long-term obligations	$11,520

Common stock warrants

        In connection with the execution of the amendment to the loan and security agreement with two lenders including GE Capital Corporation, the Company issued warrants to the two lenders to purchase an aggregate of 110,000 shares of common stock. The warrants have an exercise price of $4.80 per share and expire in June 2014. The fair value of the warrants was estimated at $337,000 using a Black-Scholes model with the following assumptions: expected volatility of 65.4%, risk free interest rate of 3.4%, expected life of six years and no dividends. Expected volatility was based on the volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that completed initial public offerings within the last ten years. The fair value of the warrants was recorded as equity and a debt discount and will be amortized to interest expense over the term of the loan.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Stock-Based Compensation

        The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
($ in thousands)
Research and development	$269	$318	$741	$970
Selling, general and administrative	591	931	1,654	2,552

Total stock-based compensation expense	$860	$1,249	$2,395	$3,522

        During the nine months ended September 30, 2008, the Company granted 148,333 stock options at an exercise price of $12.36 per share, 50,600 stock options at an exercise price of $6.15 per share, 23,812 stock options at an exercise price of $6.99 per share, 151,850 stock options at an exercise price of $5.93 per share, 44,718 stock options at an exercise price of $4.93 per share, 448,367 stock options at an exercise price of $4.81, 113,611 stock options at an exercise price of $4.77, 150,000 stock options at an exercise price of $4.40, and 300 stock options at an exercise price of $3.70.

        During the nine months ended September 30, 2008, the Company granted 50,000 shares of restricted stock and 140,000 shares of restricted stock when the stock price was $4.93 per share and $4.81, respectively.

        For the nine months ended September 30, 2007 and 2008, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Nine months ended September 30,
	2007	2008
Expected volatility	74.2%	65.5%
Expected option life	6.3 years	6.0 years
Weighted average risk-free interest rate	4.7%	3.0%
Expected annual dividend yield	none	none

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

        Although we shipped our first Helicos System on March 5, 2008, the second system October 7, 2008, and plan to ship additional Helicos Systems during fiscal 2008, the initial shipments of this product will be subject to various customer evaluation periods with acceptance criteria, and we expect the customer evaluation period to extend beyond the fiscal quarters in which commercial units are shipped. While we continue to secure orders for the Helicos System, we do not expect to recognize any revenue from product shipments until 2009, and future revenues from sales of proprietary reagents and disposable supplies will depend on the timing of system placements, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our Helicos System, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. However, over time we would expect the sales of the reagents and disposable supplies to increase as our installed base of instruments grows and usage of these instruments increases.

        We were incorporated in May 2003, and our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at September 30, 2008, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Our fiscal year ends on December 31, and we operate as one reportable segment.

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

Financial Overview

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute, a branch of the National Institutes of Health, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. We recognized revenue during the three months ended September 30, 2007 and 2008 of $230,000 and $202,000, respectively, in connection with this award. During the nine months ended September 30, 2007 and 2008, we recognized revenue of $465,000 and $566,000, respectively, in connection with this award. We will continue to recognize revenue under this grant as the related expenses are incurred.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation.

        During 2007, we were focused on preparing for the launch of the initial version of the Helicos™ Genetic Analysis System. Substantially all research and development expenses since our inception have been in connection with this project and we believe that we have incurred the substantial majority of the development costs associated with the commercial launch of the first generation of the Helicos

System prior to our first shipment on March 5, 2008. However, additional costs were incurred during 2008 to both maintain and enhance the initial version of the Helicos System in addition to development of new and different genetic analysis assays which will extend the capability of the initial version.

        Research and development expenses for the three months ended September 30, 2007 and 2008 were $7.2 million and $5.6 million, respectively. Research and development expenses decreased in the third quarter of 2008 compared to the third quarter of 2007 as more of our efforts were spent on manufacturing the Helicos System. Therefore, more costs were capitalized as part of inventory. Research and development expenses for the nine months ended September 30, 2007 and 2008 were $17.9 million and $18.4 million, respectively. During the nine months ended September 30, 2008, our research progressed and we built infrastructure and hired additional employees with the requisite expertise to execute the next steps in the development process. Additionally, research and development expenses during the nine months ended September 30, 2008 included $3.7 million for labor and overhead costs associated with the under-utilization of the manufacturing facility.

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

        Selling, general and administrative expenses for the three months ended September 30, 2007 and 2008 were $3.6 million and $5.4 million, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2007 and 2008 were $10.2 million and $16.4 million, respectively. We expect that these expenses will increase as we hire our specialized sales, marketing and service personnel. We also anticipate that we will incur additional expenses for the costs associated with Sarbanes-Oxley compliance, continued ERP system enhancements, public company expenses and investor relations programs.

Overview of Results of Operations

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2008

         Grant revenue.    We recognized $230,000 and $465,000 of grant revenue during the three and nine months ended September 30, 2007, respectively, and $202,000 and $566,000 of grant revenue during the three and nine months ended September 30, 2008, respectively. Grant revenue recognized during the three and nine months ended September 30, 2007 and 2008 related to the reimbursement of expenses in connection with our government research grant.

         Research and development expenses.    Research and development expenses during the three and nine months ended September 30, 2007 and 2008 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2007	2008	Change		2007	2008	Change
($ in thousands)
Research and development	$7,242	$5,644	$(1,598)	(22)%	$17,925	$18,432	$507	3%

        Research and development expenses decreased by $1.6 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. The decrease was primarily due to the $2.0 million decrease in product development costs, which included lab expenses, materials, supplies, temporary help and prototype expenses. Our product development costs decreased as we moved toward manufacturing and production activities. The decrease was offset by a $948,000 charge for labor and overhead costs associated with the under-utilization of the manufacturing facility.

        In comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2008, research and development expenses increased $507,000. Contributing to the increase was the hiring of additional personnel which led to a $2.0 million increase in our salary and benefit expenses and stock based compensation expense. Additionally, occupancy costs increased by $1.0 million due to the build out of our reagents/consumables manufacturing infrastructure and a data center for our bioinformatics and computational biology efforts. These increases were offset by a $2.1 million decrease in product development costs, which included lab expenses, materials, supplies, temporary help and prototype expenses. Our product development costs decreased as we moved toward manufacturing and production activities.

        We expect our research and development expenses to decline as we continue to increase our manufacturing and production efforts this year. However, we will also continue to invest in future versions of our system.

         Selling, general and administrative expenses.    Selling, general and administrative expenses during the three and nine months ended September 30, 2007 and 2008 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2007	2008	Change		2007	2008	Change
($ in thousands)
Selling, general and administrative	$3,615	$5,403	$1,788	49%	$10,176	$16,417	$6,241	61%

        The increase in selling, general and administrative expenses of $1.8 million from the three months ended September 30, 2007 to the three months ended September 30, 2008 was primarily due to hiring additional personnel which led to an increase in our salary and benefit expenses and stock based compensation expense of $558,000. Certain legal expenses increased by $454,000 from the three months ended September 30, 2007 to the three months ended September 30, 2008 primarily as a result of an increase in costs associated with our intellectual property portfolio. Increased headcount also led to additional space requirements which raised our occupancy costs by $200,000 from the third quarter of 2007 compared to the third quarter of 2008. The increase also included an additional $180,000 related to public company activities, including investor relations expenses, business insurance and consulting fees.

        Selling, general and administrative expenses increased by $6.2 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. The increase was primarily due to the hiring of additional personnel which led to a $2.7 million increase in our salary and benefit expenses and stock based compensation expense. Certain legal expenses increased by $1.0 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 primarily as a result of an increase in costs associated with our intellectual property portfolio. The increase also included an additional $819,000 related to public company activities, including investor relations expenses, business insurance and consulting fees. In addition, increased headcount led to additional space requirements which raised our occupancy costs by $510,000 from the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008.

        We expect our selling, general and administrative expenses to increase as we expand our sales and marketing functions, and incur additional administrative costs associated with Sarbanes-Oxley compliance, continued ERP system enhancements, public company expenses, and investor relations programs.

         Interest income.    Interest income for the three and nine months ended September 30, 2007 and 2008 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2007	2008	Change		2007	2008	Change
($ in thousands)
Interest income	$736	$124	$(612)	(83)%	$1,430	$607	$(823)	(58)%

        The decrease in interest income from the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2008 was due primarily to higher cash balances during the three and nine months ended September 30, 2007 in connection with the receipt of proceeds from the IPO. Decreased interest rates also contributed to the decline in interest earned during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2008.

         Interest expense.    Interest expense for the three and nine months ended September 30, 2007 and 2008 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2007	2008	Change		2007	2008	Change
($ in thousands)
Interest expense	$(73)	$(734)	$(661)	905%	$(180)	$(1,464)	$(1,284)	713%

        The increase in interest expense from the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2008 is attributable to the $10.0 million term loan entered into in December 2007, as well as the $10.0 million subsequent term loan entered into in June 2008.

Liquidity and Capital Resources

        We have incurred losses since our inception in May 2003 and, as of September 30, 2008 we had an accumulated deficit of $129.2 million. We have financed our operations to date principally through the sale of preferred stock and common stock, including our IPO, and to a lesser extent debt financing and interest earned on investments. Through September 30, 2008, we have received net proceeds of $66.8 million from the issuance of preferred stock, $47.5 million through the issuance of common stock, including our IPO, $19.6 million in debt financing for working capital and $2.5 million in debt financing to finance equipment purchases. Working capital as of December 31, 2007 was $50.4 million, consisting of $55.1 million in current assets and $4.7 million in current liabilities. Working capital as of September 30, 2008 was $8.9 million, consisting of $20.6 million in current assets and $11.7 million in current liabilities. Our cash is held in interest-bearing bank accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2007 and 2008:

	Nine months ended September 30,
	2007	2008
($ in thousands)
Net cash provided by (used in):
Operating activities	$(21,938)	$(35,299)
Investing activities	(554)	(12,799)
Financing activities	66,761	7,733

Net increase (decrease) in cash and cash equivalents	$44,269	$(40,365)

        Net cash used in operating activities was $21.9 million for the nine months ended September 30, 2007 compared to $35.3 million for the nine months ended September 30, 2008. The $13.4 million increase was primarily due to an $8.8 million increase in the net loss and a $6.1 million increase in the change in inventory, partially offset by an increase in non-cash stock-based compensation expense of $1.1 million and an increase in non-cash depreciation and amortization expense of $704,000.

        Net cash used in investing activities was $554,000 for the nine months ended September 30, 2007 compared to $12.8 million for the nine months ended September 30, 2008. The $12.2 million increase was primarily due to a $10.0 million increase in restricted cash and a $1.5 million increase in the cash used for purchases of property and equipment, as well as a $795,000 decrease in cash provided by maturities of short-term investments.

        Net cash provided by financing activities was $66.8 million for the nine months ended September 30, 2007 compared to $7.7 million for the nine months ended September 30, 2008. The $59.0 million decrease was primarily due to the receipt of $49.0 million of cash proceeds from the initial public offering and the $20.0 million of cash proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs during the nine months ended September 30, 2007. The decrease was slightly offset with the receipt of $9.8 million of cash proceeds in debt financing, net of issuance costs during the nine months ended September 30, 2008.

Operating capital and capital expenditure requirements

        To date, we have shipped two Helicos™ Genetic Analysis Systems and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least two years as we continue our efforts in commercializing the Helicos System and develop the corporate infrastructure required to manufacture and sell our products.

        While we continue to secure orders for the Helicos System, we do not expect to generate product revenue until 2009. We believe that our existing cash and interest income we earn on these balances will be sufficient into the first quarter of 2009. It is difficult to predict the actual rate of product sales as a result of the complex nature of the Helicos System and its expected long sales cycle. Prior to the end of the first quarter of 2009, we will seek to sell additional equity or debt securities or enter into another credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all. If adequate funds are not available, we would have to delay, reduce or eliminate development and commercialization efforts, curtail our future spending, and may have to obtain funds through arrangements with collaborators or others on terms unfavorable to us or pursue merger or acquisition strategies.

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

        Working capital as of December 31, 2007 was $50.4 million, consisting of $55.1 million in current assets and $4.7 million in current liabilities. Working capital as of September 30, 2008 was $8.9 million, consisting of $20.6 million in current assets and $11.7 million in current liabilities.

Contractual obligations

        The following table summarizes our outstanding obligations as of September 30, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
($ in thousands)
Operating Leases	$1,846	$1,518	$328	$—	$—
Long-term debt (including interest)	23,156	9,345	13,811	—	—
License agreements(1)	1,674	181	362	347	784

	$26,676	$11,044	$14,501	$347	$784

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

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provided that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The end of the advance period was December 31, 2007. The proceeds of the credit facility were used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments are required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of September 30, 2008, advances on the credit facility were $2.5 million at a weighted-average interest rate of 10.1%.

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

        In June 2008, we entered into an amendment to the loan and security agreement with two lenders including GE Capital Corporation. A subsequent term loan was made upon execution of the amendment in an aggregate principal amount equal to $10.0 million. The loan amendment provided that the interest rate for the subsequent term loan is equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.17% plus (ii) 8.33%. The loan agreement, as amended, contains affirmative and negative covenants to which we and our subsidiaries must adhere. Pursuant to the amendment, we are required to maintain, at all times, unrestricted cash in our bank account equal to at least $10.0 million. The proceeds of the loan agreement are collateralized by essentially all of our assets. Payments are required to be made on a monthly basis. For the initial term loan, interest-only payments were required for the first five months. Thereafter, for the following 31 months, payments of principal and interest will be due. For the subsequent term loan, principal and interest payments are required for the 36 month term of the loan. As of September 30, 2008, advances on the loan agreement, as amended, were $20.0 million at an interest rate of 9.95% for the initial term loan and 11.5% for the subsequent term loan.

Off-balance sheet arrangements

        During the nine months ended September 30, 2007 and 2008, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        In our Form 10-K for the fiscal year ended December 31, 2007, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; revenue recognition; inventory; allowance for doubtful accounts; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2008. We did not make any changes in those policies during the nine months ended September 30, 2008.

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

RISKS RELATED TO OUR BUSINESS

*Although we have shipped two Helicos™ Genetic Analysis Systems to our first two customers, we may not be able to successfully scale the manufacturing process necessary to build and test multiple Helicos Genetic Analysis Systems on a full commercial basis, in which event our business would be materially harmed.

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

        We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stockholders of $44.5 million and $35.1 million in the nine months ended September 30, 2007 and 2008, respectively. As of September 30, 2008, we had an accumulated deficit of $129.2 million. These losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. In the nine months ended September 30, 2007, we used cash in operating activities of $21.9 million and had capital expenditures totaling $1.3 million. In the nine months ended September 30, 2008, we used cash in operating activities of $35.3 million and had capital expenditures totaling $2.8 million. We expect our cash expenditures to decrease slightly during the fourth quarter of 2008. In addition, if our capital resources are not sufficient to fund our planned operations for a twelve month period at the time the audit for our 2008 financial results is complete, our independent registered public accounting firm will likely include in its audit report, to be included in our annual report on Form 10-K, an explanatory paragraph regarding substantial doubt relating to our ability to continue as a going concern. Additionally, if there is concern among potential and existing customers about our ability to continue to operate as a going concern, these customers may be hesitant to adopt our technology or implement it on a larger scale.

        Accordingly, we will need to generate significant revenue to achieve profitability. Because our products will be subject to acceptance testing by our customers we do not expect to have any recognizable revenue from the sales of our instruments until 2009. As of November 14, 2008, we have shipped two Helicos™ Genetic Analysis Systems. Moreover, even after we begin selling our products on a commercial scale, we expect our losses to continue for at least the next two years as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

*If our technology fails to achieve and sustain sufficient market acceptance, we will not generate expected revenue.

        Our success depends, in part, on our ability to develop products that displace current technology, as well as expand the market for genetic analysis to include new applications that are not practical with current technology. To accomplish this, we must develop and successfully commercialize our Helicos™ Genetic Analysis System for use in a variety of life science applications. In particular, while our early market focus is on DNA sequencing and gene expression applications, there can be no assurances that we will be successful at inducing potential customers to purchase our Helicos System. Furthermore, we cannot guarantee that the design of the Helicos System, including the initial specifications and any enhancements or improvements to those specifications, will be satisfactory to potential customers in the markets we seek to reach. These markets are new and emerging and there can be no assurances that they will develop as quickly as we expect or that they will reach their full potential. As a result, we may be required to refocus our marketing efforts from time to time and we may have to make changes to the specifications of our system to enhance our ability to more quickly enter particular markets. There is no guarantee, even if our technology is able to successfully reduce the cost and improve the performance of genetic analysis relative to existing products, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our systems or to expand the market for genetic analysis to include new applications. Even if we are able to successfully implement our technology, we may fail to achieve or sustain market acceptance of our Helicos System by academic and government research laboratories and pharmaceutical, biotechnology and agriculture companies, among others, across the full range of our intended life science applications. Any such failure would materially harm our future sales and revenue. The price of the HeliScope™ instrument is significantly greater than the instrument cost of current market-leading sequencers, which may adversely affect our ability to penetrate or grow the market for genetic analysis. In addition, if our products are only utilized as a replacement for existing DNA sequencing technology, we may face a much smaller market than we currently anticipate.

        We are aware of other companies that have developed, or are developing, emerging sequencing technologies. Even if our product demonstrates dramatic cost and throughput improvements over current market-leading technologies, we may fail to achieve market acceptance due to adoption of those emerging technologies by our potential customers, thereby reducing our market opportunity.

We have limited experience in selling and marketing and, as a result, may be unable to successfully commercialize our Helicos™ Genetic Analysis System.

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

*Future product sales will depend, in part, on research and development spending levels of academic, clinical and governmental research institutions and pharmaceutical, biotechnology and agriculture companies, and any reduction in such spending levels could limit our ability to sell our product.

        We expect that our revenues in the foreseeable future will be derived primarily from sales of instruments, reagents and disposable supplies to a relatively small number of academic, clinical, governmental and other research institutions and pharmaceutical, biotechnology and agriculture companies that conduct large-scale genetic analyses. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, especially given recent weakness in the global economy and changing market conditions of our target customers, the academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our system. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected instrument sales and similarly, reductions in operating expenditures by these customers could result in lower than expected sales of reagents and disposable supplies. These reductions and delays may result from factors that are not within our control, such as:

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

Our inability to continually enhance our product performance, including our planned improvements to the Helicos™ Genetic Analysis System, to keep pace with rapidly changing technology and customer requirements, would adversely affect our ability to compete effectively.

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

        Some of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies and more substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, the Applied Biosystems division of Applera Corporation, the Life Sciences Division of GE Healthcare, Illumina, Inc., and Roche Diagnostics have products for genetic analysis which compete in certain segments of the market in which we plan to sell our Helicos™ Genetic Analysis System. Pharmaceutical and biotechnology companies have significant needs for genomic information and may also choose to develop or acquire competing technologies to meet these needs. In addition, a number of other companies and academic groups are in the process of developing novel techniques for genetic analysis, many of which have also received grants from the National Human Genome Research Institute, a branch of the National Institutes of Health, for the development of technologies that can achieve substantially lower costs, referred to as a "$100,000 genome" or a "$1,000 genome." These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, in light of these advantages, even if our technology is more effective than the product or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our technology. We may not be able to compete effectively against these organizations. Increased competition is likely to result in pricing pressures, which could harm our sales, profitability or market share. Our failure to compete effectively could materially adversely affect our business, financial condition or results of operations.

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

*Failure to manage our growth effectively would harm our business.

        We will need to add additional personnel and expand our capabilities to successfully pursue our commercialization strategy for our Helicos™ Genetic Analysis System as well as our research and development efforts. To manage our anticipated future growth effectively, we must enhance our manufacturing capabilities and operations, information technology infrastructure, and financial and accounting systems and controls. For instance, certain aspects of our operations, such as our manufacturing capabilities, must be scaled up to increase the number of Helicos Systems we can manufacture per quarter. We also must attract, train and retain qualified sales, marketing and service personnel, engineers, scientists and other technical personnel and management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial and other resources. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new products or enhancements. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could grow more slowly than expected and we may not be able to achieve our research and development and commercialization goals.

Our business would be harmed if we are not successful in entering into large contracts for the sale and installation of our Helicos™ Genetic Analysis Systems.

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

        Potential customers for our Helicos™ Genetic Analysis System typically commit significant resources to evaluate genetic analysis technologies. The complexity of our product will require us to spend substantial time and effort to assist potential customers in evaluating our Helicos System and in benchmarking it against available technologies. Because our Helicos System requires a significant investment of time and cost by our customers, we must target those senior managers within the customer's organization who are able to make these decisions on behalf of such organizations. We may face difficulty identifying and establishing contact with such decision makers. Even after initial acceptance, the negotiation and documentation processes can be lengthy. Additionally, our customers may have stricter limitations on spending given the current economic climate. We expect our sales cycle to typically range between six and twelve months, but it may be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations.

Our customers may purchase replacements for the reagents and disposable supplies that are a part of our Helicos™ Genetic Analysis System from third parties or discover a method that allows them to use less than the expected amounts of such products, which would materially and adversely affect our revenues.

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

        Any product utilizing our True Single Molecule Sequencing (tSMS)™ technology will be complex and may develop or contain undetected defects or errors. We cannot assure you that a material performance problem will not arise. Despite testing, defects or errors may arise in our system, which could result in a failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our products might also discourage customers from purchasing our system. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims, which could be costly and time-consuming to defend and result in substantial damages. Although we plan to obtain product liability insurance, any future product liability insurance that we procure may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we do obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

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

        Because our Helicos™ Genetic Analysis System is complex and will be new to the market and involve significant capital expenditures by customers and a long sales cycle, it is very difficult to predict the actual rate of product sales. We will need additional financing to execute on our current or future business strategies. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing and research and development activities. The amount of additional capital we may need to raise depends on many factors, including:

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

        Litigation and administrative proceedings may be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. Litigation on these matters has been prevalent in our industry and we expect that this will continue. To determine the priority of inventions, we may have to initiate and participate in interference proceedings declared by the U.S. Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as invalidity, opposition, reexamination, or reissue proceedings against our patents. The outcome of any litigation or administrative proceeding might not be favorable to us, and, in that case, we might be required to develop alternative technological approaches that we may not be able to complete successfully or require licenses from others that we may not be able to obtain. Even if such licenses are obtainable, they may not be available at a reasonable cost. We may also be held liable for money damages to third parties and could be enjoined from manufacturing or selling our products or technologies. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. These types of administrative proceedings and any litigation that may be necessary in the future could result in our patent protection being significantly modified or reduced, and could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. In August 2006, we filed an opposition against EP 1 105 529 B1 in the European Patent Office, with respect to which we received a preliminary non-binding opinion upholding the patent. In August 2008, we decided not to participate further in the opposition and, in October 2008, EP 1 105 529 B1 was maintained in amended form.

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

        Certain of our directors and executive officers and their affiliates collectively control approximately 59% of our outstanding common stock as of September 30, 2008. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

        In addition, the holders of an aggregate of approximately of 13.5 million shares of our common stock, as of September 30, 2008, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered the issuance of all shares of common stock that we have issued and may issue under our employee option plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance, subject to lock-up agreements. In addition, as of September 30, 2008, there were 277,777 shares of common stock reserved for future issuance as charitable contribution to the Broad Institute of MIT and Harvard that will become eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act of 1933, as amended.

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

        Of the $52.2 million of gross proceeds we received in our initial public offering, including the exercise of the over-allotment options, through September 30, 2008, we have spent approximately $3.2 million on underwriting discounts and commissions and approximately $1.8 million for payment of expenses related to our initial public offering. Additionally, we have spent $13.9 million on pre-production research and development expenses and $7.7 million on inventory. None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

        The proceeds remaining after paying the costs noted above are invested in interest bearing bank accounts.

        We expect to use the remaining proceeds from our initial public offering for general corporate purposes which include ongoing research and development activities, funding the additional recruitment of our specialized sales, marketing and services force and marketing initiatives, funding manufacturing expenses associated with the commercial version of our Helicos™ Genetic Analysis System and repayment of our obligation with GE Capital Corporation. Our management has broad discretion as to the use of the net proceeds. We may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business. As required by the Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

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

Dated: November 14, 2008	/s/ STEPHEN J. LOMBARDI Stephen J. Lombardi President and Chief Executive Officer (Principal Executive Officer)
Dated: November 14, 2008	/s/ STEPHEN P. HALL Stephen P. Hall Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1†	Offer Letter between the Company and Stephen J. Lombardi, dated as of August 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 20, 2008).
10.2†
Amended and Restated Change in Control Agreement between the Company and Stephen J. Lombardi dated August 19, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 20, 2008).
10.3†
Severance and Consulting Services Agreement, by and between the Company and Stanley N. Lapidus, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2008).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350

*
Filed herewith.

†
Indicates a management contract or any compensatory plan, contract or arrangement.