Form 10-K
period 2008-12-31
HELICOS BIOSCIENCES CORP
filed 2009-03-30
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on June 30, 2008, as reported by the NASDAQ Global Market, was approximately $41,061,033. For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

         As of March 20, 2009, the Company had 64,553,002 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The Company intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

HELICOS BIOSCIENCES CORPORATION (a development stage company)
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

        We believe that our tSMS technology represents the first comprehensive and universal solution for single molecule genetic analysis and that its adoption can expand the market for genetic analysis while substantially lowering the cost of individual analyses. Our goal is to enable production-level genetic analysis on an unprecedented scale by providing scientists and clinicians with the ability to compare genes and genomes from thousands of individuals. If our tSMS-based products are successful, the information generated from using these products may lead to improved drug therapies, personalized medical treatments and more accurate diagnostics for cancer and other diseases.

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

        The imaging capability of the HeliScope Sequencer is designed to accommodate performance beyond what is needed to meet the platform's initial goals, providing the flexibility to introduce substantial throughput and cost improvements in the future without major changes to or replacement of the instrument. We believe that the Helicos Genetic Analysis Platform will ultimately enable the automated, parallel sequencing of billions of individual DNA molecules with greater speed and lower cost than other sequencing systems.

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

        Genetic mutations that arise in the body can lead to the development of cancer and other diseases. The current understanding of cancer suggests that relatively few changes to key elements in genes or regulatory regions can lead to the wildly differing phenotypes which are the characteristic of cancers. A research goal of cancer biology is to be able to understand how cancers differ at the genomic level and to use this information to match the correct therapy to a specific kind cancer therefore increasing probability of successful treatment.

        In addition, cells of the immune system have the means to rearrange their genes to better fight infection, but faulty operation of this system can lead to inflammatory and autoimmune diseases. Increased understanding of genetic variation is expected to yield improvements in the diagnosis, treatment and even prevention of many diseases.

INDUSTRY OVERVIEW

        Genomic information has become a critical tool to understanding the mechanics of life, the environmental effect on biological systems, diagnosis of disease and treatment of disease. Life science tools that analyze genomic material have provided tremendous insights into the complexity and variability of the genome and have changed the methods and strategies by which scientists conduct their research. Genomic information enables the possibility and promise of personalized medicine and should bring forth a new era in patient knowledge whereby individuals now can have access to their own genetic information to make informed decisions concerning the prevention and treatment of disease.

Genomic analysis market opportunity

        Since the development of genetic engineering techniques in the 1970s, the analysis of genetic material has become a mainstay of biological research. The first automated DNA sequencer was invented in 1986, based on technology developed by Frederick Sanger and his colleagues in 1975, which is commonly referred to as Sanger sequencing. Subsequent versions of commercial DNA sequencers have increased the speed of DNA sequencing by 3,000 fold, making possible the Human Genome Project. In 1996 the first commercial microarray was introduced and enabled a new era of RNA analysis by measuring gene expression across many genes in a single experiment. Subsequent versions of the commercial microarrays including DNA and RNA have significantly increased the amount of information per run and provided selected single nucleotide polymorphisms, or SNPs of the whole human genome on a single chip, enabled large scale genome-wide SNP association studies and have been commercialized for several diagnostic applications. Today, manufacturers of systems, supplies and reagents for performing genetic analysis, which includes DNA sequencing, genotyping, and gene expression analysis, serve a worldwide market of approximately $5 billion, according to Strategic Directions International. Strategic Directions International estimates that DNA sequencing serves approximately 17% of this demand for genetic analysis. The remainder of this market is addressed by other genetic analysis methods, such as gene expression analysis and genotyping. Recent studies have demonstrated the complexity and variability of the human genome. This new information will necessitate larger scale studies, and require new methods and strategies that combine different application and data analysis techniques across these larger studies. Sanger methods of DNA and RNA sequencing and microarray based technologies will have limited utility in these new strategies based on their inherent technology limitations, throughput, cost and complexity of sample preparation. Therefore, high throughput technologies that provide complete sequence and quantitative information with simplified workflows and low cost per sample will be required.

The problem

        To explore the next frontier of biomedical research, scientists must design comprehensive experiments on a larger scale than previously thought possible. Current methods of genetic analysis include DNA sequencing, gene expression analysis, genotyping and epigenetics. DNA and RNA sequencing provide the most comprehensive genome-wide information without any prior knowledge of the sequence or sequence variation; however, the limitations of Sanger sequencing technologies restrict their use in large-scale studies and as a replacement for multiple technologies. In particular, limitations of Sanger sequencing include:

  •
  Low throughput.  Scientists measure the throughput of a DNA sequencing technology based on the number of bases analyzed per unit of time. We believe the highest-throughput automated Sanger sequencers can produce up to 2.9 million bases of genomic sequence data per day, or approximately 120,000 bases per hour, based on their performance specifications. Accordingly, we estimate it would take a single Sanger sequencer nearly 50 years to sequence an entire individual human genome at the 10x coverage required for accuracy. This timeframe is impractical for population disease studies as well as for individualized patient analysis and diagnostics.

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

        In response to these limitations, next generation sequencing technologies seek to improve the speed and reduce the per base cost of sequencing. However, these technologies continue to be limited by their sensitivity to the need for amplification or cloning to obtain enough DNA or RNA from a sample for their instruments to adequately read the sequence. As with Sanger-based sequencing technologies, this requirement for amplification or cloning adds to the cost and complexity of these sequencing methods, limits the scalability of sample preparation and may limit the accuracy of the data they produce. Moreover, these next generation sequencing technologies appear to possess biases and are hampered by their lack of quantitative accuracy which may limit their applicability to the broader genetic analysis space.

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

        Scientists have long realized that many of the disadvantages of ensemble based sequencing could be addressed through the direct sequencing of single molecules. This ability to directly measure individual sequences would reduce the cost and complexity of large scale experiments while increasing sensitivity. The simplicity of the sample preparation and detection would also provide the capability to combine multiple application techniques in order to get the most comprehensive view of each sample. For nearly 20 years, researchers have attempted without success to develop such a single molecule sequencing technology. Past efforts fell short largely due to complexity or technological hurdles in signal detection, surface materials, biochemistry, enzymology, bioinformatics, automation or engineering. In 2003, one of our co-founders, Stephen R. Quake, DPhil, demonstrated, we believe for the first time, that sequence information could be obtained from single molecules of DNA. We have replicated and improved upon Professor Quake's approach to develop our True Single Molecule Sequencing (tSMS)™ technology. (Harris T et al. Single Molecule DNA Sequencing of a Viral Genome. Science. Vol. 320, no. 5872, pp. 106-109. 2008.)

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

        Our Helicos Genetic Analysis System is designed to provide the following advantages over current Sanger sequencing technologies:

  •
  Enhanced throughput.  Scientists measure the throughput of a DNA sequencing technology based on the number of bases analyzed per unit of time. By the end of 2008, the HeliScope™ Single Molecule Sequencer had achieved throughput rates of approximately 100 million analyzable bases per hour, depending on the application. This compares to a throughput of approximately 120,000 bases per hour for Sanger sequencing technologies and approximately 50 million bases per hour for next-generation Sanger sequencers. In addition, we have designed the imaging capability of the HeliScope Sequencer to accommodate a maximum throughput approaching one billion bases per hour, which would represent a more than 20-fold improvement over the published specifications of current market-leading sequencing technologies. To achieve this additional increase in throughput, we will need to improve the efficiency and accuracy of the system's sequencing chemistry, increase the density of strands of DNA that bind to the surface of the flow cell in which the sequencing reactions take place and make corresponding enhancements to the image processing software.

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

  •
  Lower cost.  According to published price quotes from research core laboratories and other sequencing providers, the price of sequencing using current Sanger sequencing methods is approximately $3 per thousand bases of sequencing data. We believe that the largest genome sequencing centers charge approximately $1 per thousand bases. The Helicos System generates sequencing information at a cost per thousand bases for reagents and supplies that is 1000 fold lower. We are planning improvements, some of which are under way, that are designed to achieve a further per base cost reduction of approximately 100-fold without requiring major modifications to the instrument. These improvements relate to enhancing the performance of the system's reagents and disposable supplies and enhancing the image processing subsystem, increasing the number of DNA molecules that the HeliScope Sequencer can analyze per run and improving fluid handling to decrease reagent consumption.

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

The Helicos™ Genetic Analysis Platform

        The Helicos™ Genetic Analysis Platform consists of the following components:

  •
  Helicos™ Genetic Analysis System—The instrument component of the Helicos Genetic Analysis Platform which consists of three major components:

  •
  The HeliScope™ Single Molecule Sequencer which performs the True Single Molecule Sequencing (tSMS)™ chemistry and directly analyzes images of single molecules, producing accurate sequences of billions of templates at a time. The HeliScope system consists of a high-speed mechanical stage and a laser illumination subsystem, an image acquisition subsystem, a fluid handling subsystem and computer subsystems that control and analyze the sequencing reactions. To operate the instrument, a user loads a prepared sample of DNA or complementary DNA (cDNA) onto our flow cell using the HeliScope™ Sample Loader, places the flow cell on the mechanical stage and inserts our consumable reagent pack into the fluid handling system. From that point onward, all sequencing reactions are conducted automatically by the instrument. After each base is added, the mechanical stage moves the flow cells under a microscope lens. Four lasers illuminate the fluorescent tags of the bases, and a camera images the flow cells through the microscope lens.

  •
  HeliScope™ Analysis Engine provides computing power for near real-time image analysis and on-board data storage. The on-board data storage is appropriately sized to support two complete runs, enabling flexibility of operation and maximizing uptime. The Analysis Engine operates downstream from the HeliScope™ Sequencer in the data pipeline. It consists of the System Server, Object Finders, and an uninterruptible power supply (UPS). Components are mounted in a single enclosure for locating convenience and installation ease. Data communication between the HeliScope Sequencer and Analysis Engine is accomplished across Gigabit Ethernet (GigE) lines, providing high reliability and allowing for considerable physical distance between components.

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

        Consumable reagents.    The biochemical sequencing reactions that occur in the HeliScope Sequencer involve the use of a proprietary formulation of a DNA polymerase enzyme, proprietary fluorescently tagged bases and proprietary imaging reagents. We have developed proprietary nucleotide triphosphates, called Virtual Terminator™ Nucleotides, that allow us to add only one base at a time to each DNA strand. Our proprietary imaging reagents improve the stability of our fluorescent tags and increase their brightness. Our cleavage reagents are used to remove the fluorescent tags from the Virtual Terminators.

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

APPLICATIONS

        The Helicos™ Genetic Analysis System provides new opportunities for large scale genomic studies which encompass many areas of research, development and diagnostic use. The areas where we believe Helicos offers significant opportunity include:

  •
  Studying the Human Genome.  The ENCODE studies published in 2007 and 2008 provided new insights into the complexity of the human genome. These initial studies published in 2007, which examined only 1% of the genome architecture revealed a much more dynamic and complex genome state at every level including organization, sequence, expression and regulation. New approaches which allow a window into the genome allowing unbiased interrogation are clearly required to fully understand the genome. During 2008, we have seen the emergence of next generation sequencing technology applied to a fuller understanding of the genome with particular emphasis focused on the transcriptome. Through deep resequencing of the transcriptome, we are gaining new insights in the truly remarkable resilience of the genome and the variety of coding and non-coding RNAs playing intimate roles in gene regulation. The need for new approaches was further validated in 2007 with the publication of two complete human genome sequences which demonstrated levels of human genome variation far exceeding initial expectations. During 2008, the continuing focus on full genome sequencing and the pace of technology advancements to drive costs of sequencing down, continued in earnest. The Helicos System provides the platform which is now well positioned for the depth and breadth of genomic studies required to fully unlock the secrets of the genome and the role of genome variation in health and disease.

  •
  Disease association studies.  2007 and 2008 represented landmark years in the search for genes involved in common disease. As we have known common diseases and conditions involve complex genetic factors and environmental interactions to produce the visible measurements or features of disease. In 2007, large scale genetic association studies including the Wellcome Trust Case Control Consortium and the Genetic Association Information Network (GAIN) identified multiple genes and gene regions associated with diseases such as coronary artery disease, Type I and Type II diabetes, obesity, Crohn's Disease, rheumatoid arthritis, and bipolar disorder. In 2008, additional publications on a broad survey of diseases continued in earnest. Yet what we now have learned is that common variants associated with these diseases only begin to scratch the surface of the underlying individual variation contributing to these associations. By sequencing the genomes or selected genes from many individuals with a given condition, it may be possible to identify the causative mutations underlying the disease. Ongoing efforts are focused on the subsequent sequencing of the genomic regions associated with these common diseases to attempt the search for further genomic factors accounting for disease contributions. This research may lead to breakthroughs in disease diagnosis, prevention and treatment.

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

RESEARCH AND DEVELOPMENT

        The wide variety of technical disciplines required for the development of a commercial single molecule sequencing system is represented within our research and development organization, which includes the following functional groups: methods development, organic synthesis, engineering, sequencing development and scientific informatics. Our research and development staff includes PhD scientists and PhD engineers.

        We have rapidly advanced the development of our True Single Molecule Sequencing (tSMS)™ technology since we began operations in 2003. In 2004, we began to produce sequence data from single molecules of DNA and in 2005, we sequenced genomic DNA from a small virus called M13 using our tSMS technology. Also in 2005, we began to design the Helicos™ Genetic Analysis System. In 2006, we received a $2 million grant from the National Human Genome Research Institute. Also in 2006, we completed the design of the critical components of the Helicos System. During 2007, we assembled two additional pre-production prototypes which are used for a variety of sub-system testing. In 2007, we substantially finished the assembly of five commercial grade Helicos Systems in advance of our first shipment of the Helicos System to our initial customer on March 5, 2008, which was later returned. During the fourth quarter of 2008, we shipped and installed a second Helicos System. Prior to shipment, our commercial grade systems are subject to extensive verification and validation testing with reagents and flow cells produced by our operations group in order to validate the performance that will be achieved by the customer. A part of our engineering effort has gone into assisting our operations group in establishing the documentation, test plans, and infrastructure required for scale-up of the manufacturing of additional Helicos Systems. During 2008, we introduced a second generation Virtual Terminator™ with improved performance and shelf-life stability. We also introduced a second generation image analysis software with improved performance.

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

  •
  Increased density of DNA strands.  We have successfully developed the flow cells in our HeliScope Sequencer to permit binding of DNA strands at an average density of approximately 100 million strands per square centimeter. We are performing additional development work in the area of surface chemistry in an effort to increase the number of DNA strands that can be anchored to the surface of the flow cells up to 400 million per square centimeter.

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

        In 2008 we continued our forward thinking research activities in genomic and measurement sciences. The Applications, Methods and Collaborations group emerged as a result of the intimate relationship between genomic sciences, applications and methods. The group has moved to supporting customers, prospective customers and collaborators who now can benefit from our expertise in sample preparation and novel methods for the application of single molecule sequencing to address important questions in biology. We have continued our collaborations with world class leaders in the field of genomics including members of the ENCODE consortium, genome sequencing centers and academic research institutions.

        Our early research areas include:

  •
  Transcriptome analyses:  Digital gene expression provides a hypothesis free, global, and quantitative analysis of the entire transcriptome. Our research focuses on developing the single molecule sequencing method to allow the quantitative measurement of virtually all genes in a sample by counting the number of individual mRNA molecules produced from each gene. This allows one to examine all the genes present in a cell or tissue in a hypothesis independent manner with no bias as to those genes believed to be expressed. We believe the end result will be a highly sensitive and quantitative measurement which will allow not only for the detection of highly expressed transcripts but also for the detection of very rare transcripts represented by only a few molecules of RNA per cell. During 2008, we demonstrated a proof of principle for direct sequencing of RNA without an intermediate cDNA.

  •
  miRNA measurements:  microRNA (miRNA) represent important regulators of gene expression and are becoming increasingly important in disease studies, especially cancer. Helicos is using single molecule sequencing to investigate the ability to quantitatively measure miRNAs from human samples as well as identify novel miRNAs which have been limited by previous requirements for amplification of miRNAs and limited depth of coverage.

  •
  Candidate region sequencing:  Currently the cost of sequencing an entire human genome remains too high to enable routine whole genome sequencing. New methods are currently under development to allow a simplified, highly multiplexed candidate region capture method to facilitate large-scale studies of genomic regions of interest. We are almost ready to launch barcoding of samples which allows multiplexed sequencing of more than one sample per channel.

  •
  Paired end reads:  A paired end read strategy is critical for single molecule sequencing to enable whole genome sequencing. Our research focuses on reading both ends of a DNA molecule of selected sizes to accurate recapitulate the structural context of the genome to be sequenced. Optimizing the size of inserts for our paired end strategy to allow both short fragments (250-500 base pairs) and longer fragments (1 to 10 kb) remains our focus. Proof of principle was demonstrated on the HeliScope™ Single Molecule Sequencer which we expect will lead to commercialization in 2009.

        In the years ended December 31, 2006, 2007, and 2008 we incurred $14.4 million, $24.8 million and $24.6 million respectively, of research and development expenses.

COLLABORATION

        Our strategy is to establish the Helicos™ Genetic Analysis Platform as the platform of choice for analyzing large quantities of genetic information and to expand the applications of our technology. Accordingly, we have entered into and intend to enter into additional collaborative agreements to further this strategy. For example, in January 2008, Helicos announced a collaboration with Dr. Ambros at the University of Massachusetts Medical School (UMMS) to apply the quantitative power of True Single Molecule Sequencing (tSMS)™ to develop a single assay to characterize known species of miRNA as well as discover new non-coding RNAs. Dr. Victor Ambros, an elected member of the National Academy of Sciences and a recent addition to the UMMS Program of Molecular Medicine, discovered the existence of miRNAs by finding the Lin-4, a miRNA found during a study of developmental timing in ringworms. Dr. Ambros continues his research on microRNA function and gene regulation during development, focusing on understanding the genetic and molecular mechanisms that control cell division, differentiation and morphogenesis in animals. Results from the collaboration were presented at the Advances in Genome Biology and Technology meeting, held in Marco Island in February 2008.

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

        Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemicals and biochemicals, and other supplies. Certain of these raw materials are currently available only from a single source or limited sources. Where this is the case, we take such steps as we deem appropriate to ensure that materials and components from these suppliers are not materially delayed or interrupted. We have deployed a fully integrated Enterprise Planning Requirements, or ERP, System to assist in the planning, procurement, and control of our manufacturing operations and those of our subcontractors.

MARKETING, SALES, SERVICE AND SUPPORT

        The market for high-performance genetic analysis tools is relatively concentrated among large genome sequencing centers, major biotechnology and pharmaceutical companies and major academic medical centers and research institutions. To address this market, we have a specialized sales, marketing and service force in the United States and Canada. We believe that we will be able to better access the market for genetic analysis instruments and support our customers through well-trained and experienced personnel under our direct control.

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

  •
  scientific and technical issues relevant to our business; and

  •
  our sales and marketing strategy.

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
Floyd Romesberg. PhD	Associate Professor of Chemistry at The Scripps Research Institute in La Jolla, California
Victor E. Velculescu, MD, PhD	Assistant Professor of Oncology at The Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins

COMPETITION

        Competition among entities developing or commercializing instruments, research tools or services for Genomic analysis is intense. A number of companies offer DNA sequencing equipment or consumables, including Applied Biosystems, who recently merged with Invitrogen to form a new entity called Life Technologies, Inc., Beckman Coulter, Inc., the Life Sciences Division of GE Healthcare, Illumina, Inc., Complete Genomics, Inc. and Roche Applied Science. Furthermore, a number of other companies and academic groups are in the process of developing novel techniques for DNA sequencing. These companies include, among others, Genizon BioSciences, Genovoxx, Intelligent Bio-Systems, Lucigen, Microchip Biotechnologies, Pacific Biosciences, Shimadzu Biotech, and ZS Genetics. For RNA analysis and/or genotyping there are a number of companies that offer equipment and supplies including Affymetrix, Inc., Agilent Technologies, Applera Corporation, and Bio-Rad Laboratories. Three companies provide a wide range of products that span both DNA and RNA analysis—Life Technologies, Inc., Affymetrix, Inc. and Illumina, Inc. However, the solutions that are provided are separate applications that require different sample preparation techniques, consumables, analysis software and instrumentation with limited correlation between platforms. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that the price and performance of our technologies and products and our customer support capabilities are superior to those of our competitors. In addition, we will have to demonstrate the scalability of the platform both through its application versatility and simplicity of sample preparation.

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

        PerkinElmer License Agreement.    In April 2007, we entered into an agreement with PerkinElmer LAS, Inc., or PerkinElmer, in which PerkinElmer granted us a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty bearing license under specified patents. Our license from PerkinElmer grants us rights under certain patents to produce and commercialize certain of the reagents used in some applications on the HeliScope system, which contain chemicals purchased by PerkinElmer, and further provides our customers with an implied license to use such reagents. In exchange for the rights licensed from PerkinElmer, we are obligated to pay PerkinElmer a portion of our net revenue from the sale of our reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement.

        See Note 7 to the Consolidated Financial Statements contained in this Form 10-K for additional information on license agreements.

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

EMPLOYEES

        We had 71 full time employees at December 31, 2008. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

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

Item 1A.    RISK FACTORS

        The following important factors could cause our actual business, prospects, financial results or financial condition to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or elsewhere by management from time to time.

In or before the first quarter of 2010, we expect we will need to raise additional funding, which may not be available on favorable terms, if at all, or without dilution to our stockholders. If we do not raise the necessary funds, we may need to cut back or terminate some or all aspects of our operations, which would materially adversely affect our business prospects.

        Because our Helicos™ Genetic Analysis System is complex and will be new to the market and involve significant capital expenditures by customers and a long sales cycle, it is very difficult to predict the actual rate of product sales. We will need additional financing to execute on our current and future business strategies. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing and research and development activities. The amount of additional capital we may need to raise depends on many factors, including:

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

        The worldwide financial markets are currently experiencing turmoil. These events have materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. We do not know whether the additional capital which we will require will be available when and as needed, on favorable terms if at all, or that our actual cash requirements will not be greater than anticipated. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If our current operating plan including forecasted sales in 2009 does not materialize or if adequate additional funds are not available to us when required, we will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us, or pursue merger or divestiture strategies.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

        We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stockholders of $54.9 million and $45.7 million in the years ended December 31, 2007 and 2008, respectively. As of December 31, 2008, we had an accumulated deficit of $139.7 million. These losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. In the year ended December 31, 2007, we used cash in operating activities of $32.8 million and had capital expenditures totaling $2.2 million. In the year ended December 31, 2008, we used cash in operating activities of $44.3 million and had capital expenditures totaling $2.9 million. As of December 31, 2008, we had $19.7 million in cash.

        We will need to generate significant revenue to achieve profitability. As of December 31, 2008, we had shipped two Helicos™ Genetic Analysis Systems but had not recognized revenue from these initial shipments. Moreover, one of these two systems was returned in 2009. Because our products will be subject to various customer evaluation periods with acceptance criteria, we expect the customer evaluation period and our ability to have any recognizable revenue from additional initial sales, if any, to extend beyond the fiscal quarters in which the products are shipped. Moreover, even after we begin selling our products on a commercial scale, we expect our losses to continue for at least the next two years as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Although we began shipping Helicos™ Genetic Analysis Systems to our initial customers during 2008, we may not be able to successfully scale the manufacturing process necessary to build and test multiple Helicos Genetic Analysis Systems on a full commercial basis, in which event our business would be materially harmed.

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

        We have limited sales experience and limited marketing experience. Our ability to achieve profitability depends on attracting customers for our Helicos System. Although members of our sales and marketing team have considerable industry experience and have engaged in marketing activities for our Helicos System, in the future we must expand our sales, marketing, distribution and customer support capabilities with the appropriate technical expertise to effectively market our Helicos System. To successfully perform sales, marketing, distribution and customer support functions ourselves, we will face a number of risks, including:

  •
  the ability of our remaining limited sales and marketing team to achieve our near term goals following our December 2008 workforce reduction;

  •
  our ability to attract, retain and manage the specialized sales, marketing and service force necessary to commercialize and gain market acceptance for our technology;

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

If we are unable to timely establish manufacturing capacity by ourselves or with partners, commercialization of our products would be delayed, which would result in lost revenues and harm our business.

        To commercialize our Helicos™ Genetic Analysis System, we need to either build internal manufacturing capacity or contract with one or more manufacturing partners, or both. We currently manufacture our products using a combination of internal manufacturing resources and outsourced components and subassemblies. Although we began to manufacture our instruments, reagents and disposable supplies on a commercial scale during 2008, we have limited the expansion of these capabilities following our December 2008 decision to reduce our operating expenses and conserve cash. We may encounter difficulties in manufacturing our products and, due to the complexity of our technology and our manufacturing process, we cannot be sure we fully understand all of the factors that affect our manufacturing processes or product performance. There is no assurance that we will be able to continue to build manufacturing capacity internally or find one or more suitable manufacturing partners, or both, to meet the volume and quality requirements necessary to be successful in the market. Manufacturing and product quality issues may arise as we increase production rates of our Helicos System and associated proprietary reagents and disposable supplies. If our products do not consistently meet our customers' performance expectations, we may be unable to generate sufficient revenues to become profitable. Any delay in establishing or inability to expand our manufacturing capacity could diminish our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

Future product sales will depend, in part, on research and development spending levels of academic, clinical and governmental research institutions and pharmaceutical, biotechnology and agriculture companies, and any reduction in such spending levels could limit our ability to sell our products.

        We expect that our revenues in the foreseeable future will be derived primarily from sales of instruments, reagents and disposable supplies to a relatively small number of academic, clinical, governmental and other research institutions and pharmaceutical, biotechnology and agriculture companies that conduct large-scale genetic analyses. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, especially given recent weakness in the global economy and changing market conditions of our target customers, the academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our Helicos System. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected instrument sales and similarly, reductions in operating expenditures by these customers could result in lower than expected sales of reagents and disposable supplies. These reductions and delays may result from factors that are not within our control, such as:

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

        Some components used in the manufacturing of our Helicos™ Genetic Analysis System and certain raw materials used in the manufacturing of our reagents and disposable supplies are available from only a few suppliers. We acquire some of these components and raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities of these components or raw materials over a certain period of time or to set aside part of its inventory for our anticipated requirements. If supplies from these vendors were delayed or interrupted for any reason, we may not be able to manufacture and sell our Helicos System and associated reagents and disposable supplies in a timely fashion or in sufficient quantities or under acceptable terms. Additionally, for certain of these components and raw materials, we currently purchase from sole-source suppliers and have not yet arranged for alternative suppliers. It might be difficult to find alternative suppliers in a timely manner and on terms acceptable to us. Consequently, as we begin our commercialization efforts, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we might not have access to sufficient quantities of these materials on a timely basis and might not be able to satisfy product demand. Additionally, if there is concern among potential and existing suppliers about our financial viability, these suppliers may be hesitant to supply components and raw materials under acceptable terms, if at all. Moreover, if any of these components and raw materials becomes unavailable in the marketplace, we will be forced to further develop our technologies to incorporate alternate components or raw materials.

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

        Some of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies and more substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, Life Technologies Corporation, the Life Sciences Division of GE Healthcare, Illumina, Inc., and Roche Applied Science have products for genetic analysis which compete in certain segments of the market in which we plan to sell our Helicos™ Genetic Analysis System. Pharmaceutical and biotechnology companies have significant needs for genomic information and may also choose to develop or acquire competing technologies to meet these needs. In addition, a number of other companies and academic groups are in the process of developing novel techniques for genetic analysis, many of which have also received grants from the National Human Genome Research Institute, a branch of the National Institutes of Health, for the development of technologies that can achieve substantially lower costs, referred to as a "$100,000 genome" or a "$1,000 genome." These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, in light of these advantages, even if our technology is more effective than the product or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our technology. We may not be able to compete effectively against these organizations. Increased competition is likely to result in pricing pressures, which could harm our sales, profitability or market share. Our failure to compete effectively could materially adversely affect our business, financial condition or results of operations.

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

Inability to expand our commercial and research and development capabilities would harm our business.

        Our December 2008 decision to reduce the Company's operating costs that included, among other strategies, a reduction in the Company's workforce of 30%, will limit our ability to add additional personnel and expand our capabilities to successfully pursue our commercialization strategy for our Helicos™ Genetic Analysis System as well as our research and development efforts. We may not have adequate resources to enhance our manufacturing capabilities and operations, information technology infrastructure, and financial and accounting systems and controls. For instance, certain aspects of our operations, such as our manufacturing capabilities, require additional resources to be scaled up to increase the number of Helicos Systems we could manufacture per quarter. We also must attract, train and retain qualified sales, marketing and service personnel, engineers, scientists and other technical personnel and management personnel but may not have adequate resources to do so in the future. Our inability to expand our capabilities, retain existing personnel, attract new personnel and grow our business could have a material adverse effect on our business, operating results or financial condition. Future growth would require significant capital expenditures and may divert financial resources from other projects, such as the development of new products or enhancements. If our management is unable to effectively manage our limited resources, our revenue could grow more slowly than expected and we may not be able to achieve our research and development and commercialization goals.

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

        We are substantially dependent on the performance of our senior management and key scientific and technical personnel. We do not maintain employment contracts with any of our employees. In 2008 we implemented a workforce reduction that was designed to reduce our operating costs, conserve cash and direct our resources to continue advancing towards the Company's near term goals. Depending on our circumstances, we may need to implement additional workforce reductions in the future. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our products and other business objectives by diverting management's attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition.

        In addition, our product development and marketing efforts could be delayed or curtailed if we are unable to hire, train and retain highly skilled employees and scientific advisors, particularly our management team, senior scientists and engineers and sales, marketing and service personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, manufacturing, sales, marketing and technical support. Because of the complex and technical nature of our Helicos System and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology. Competition for these people is intense. Further, our inability to hire, train and retain sales, marketing and service personnel could have a material adverse affect on our ability to generate sales or successfully commercialize our technology. Each of our executive officers and other key employees could terminate his or her relationship with us at any time. These persons' expertise would be difficult to replace and could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise be successful in hiring or retaining qualified personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred, and will continue to incur significant increased costs as a result of operating as a public company, and our management is and will continue to be required to devote substantial time to new compliance initiatives.

        The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, Inc. have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

        In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. However, our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, Inc., the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

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

We may be involved in lawsuits and administrative proceedings to protect or enforce our patents and proprietary rights and to determine the scope and validity of others' proprietary rights, which could result in substantial costs and diversion of resources and which, if unsuccessful, could harm our competitive position and our results of operations.

        Litigation and administrative proceedings may be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. Litigation on these matters has been prevalent in our industry and we expect that this will continue. To determine the priority of inventions, we may have to initiate and participate in interference proceedings declared by the U.S. Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as invalidity, opposition, reexamination, or reissue proceedings against our patents. The outcome of any litigation or administrative proceeding might not be favorable to us, and, in that case, we might be required to develop alternative technological approaches that we may not be able to complete successfully or require licenses from others that we may not be able to obtain. Even if such licenses are obtainable, they may not be available at a reasonable cost. We may also be held liable for money damages to third parties and could be enjoined from manufacturing or selling our products or technologies. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. These types of administrative proceedings and any litigation that may be necessary in the future could result in our patent protection being significantly modified or reduced, and could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. In August 2006, we filed an opposition against EP 1 105 529 B1 in the European Patent Office, with respect to which we received a preliminary non-binding opinion upholding the patent. In October 2008, EP 1 105 529 B1 was maintained in amended form and in January 2009 we filed a notice of appeal of the European Patent Office's decision.

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

        Our success depends, in part, on us neither infringing patents or other proprietary rights of third parties nor breaching any licenses to which we are a party. We may be the subject of legal claims by third-parties that we infringe their patents or otherwise violate their intellectual property rights. In addition, the technology that we license from third parties for use in our Helicos System could become subject to similar infringement claims. Infringement claims asserted against us or our licensors may have a material adverse effect on our business, results of operations or financial condition. Any claims, either with or without merit, could be time-consuming and expensive to defend, and could divert our management's attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts of money or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all, from third parties asserting an infringement claim; that we would be able to develop alternative technology on a timely basis, if at all; or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected products. Accordingly, an adverse determination could prevent us from offering our instruments, reagents or disposable supplies to others. In addition, we may be required to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling for such a claim. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources.

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

        Certain of our directors and executive officers and their affiliates collectively control approximately 79.9% of our outstanding common stock as of December 31, 2008. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

        Approximately 76.5% of the shares of our common stock outstanding as of December 31, 2008 may be offered and sold by selling stockholders pursuant to a Registration Statement on Form S-3 (File No. 333-156885) once it is declared effective. In addition, up to 25,652,333 additional shares of our common stock may be offered and sold pursuant to a Registration Statement on Form S-3 (File No. 333-156885) once it is declared effective by selling stockholders upon exercise of warrants issued to them on December 31, 2008. In addition, a majority of the other outstanding shares of our common stock and other warrants are eligible for resale by the holders of those shares pursuant to other effective registration statements or in exempt private transactions.

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

        We have registered the issuance of all shares of common stock that we have issued and may issue under our employee option plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance. In addition, as of December 31, 2008, there were 277,777 shares of common stock reserved for future issuance as charitable contribution to the Broad Institute of MIT and Harvard that will become eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act of 1933, as amended.

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

        The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Also, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote. Accordingly, given that our executive officers, directors and their affiliates collectively own approximately 79.9% of our outstanding common stock, certain of these persons acting together will have the ability to block any such amendment.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal U.S. facilities that we lease consist of a global headquarters, research and development facility and manufacturing plant in Cambridge, Massachusetts, comprising 56,461 square feet. The lease for our Cambridge facility expires in August 2009 with respect to 27,298 square feet of our facility and in March 2010 with respect to the remaining 29,163 square feet.

        For additional information regarding obligations under operating leases see Note 7 to the Consolidated Financial Statements contained in this Form 10-K.

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

	2007		2008
	High	Low	High	Low
First quarter	NA	NA	$18.60	$4.75
Second quarter	$9.82	$8.01	$9.00	$4.25
Third quarter	$9.21	$7.45	$5.48	$1.45
Fourth quarter	$15.00	$8.28	$1.85	$0.21

Holders

        As of March 20, 2009, there were approximately 131 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

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

Issuer Purchases of Equity Securities

        During 2008, we purchased 3,544 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about these purchases of restricted shares for the year ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2008	—	—
February 1 to 29, 2008	—	—
March 1 to 31, 2008	—	—
April 1 to 30, 2008	—	—
May 1 to 31, 2008	—	—
June 1 to 30, 2008	—	—
July 1 to 31, 2008	2,488	$4.79
August 1 to 31, 2008	397	$4.46
September 1 to 30, 2008	—	—
October 1 to 31, 2008	659	$1.76
November 1 to 30, 2008	—	—
December 1 to 31, 2008	—	—

Total	3,544

        Upon the termination of employees during the year ended December 31, 2008, 138,533 unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the quarter ended December 31, 2008:

Period	Total Number of Shares Forfeited	Average Price Per Share ($)
January 1 to 31, 2008	—	—
February 1 to 29, 2008	—	—
March 1 to 31, 2008	69,445	$5.90
April 1 to 30, 2008	—	—
May 1 to 31, 2008	—	—
June 1 to 30, 2008	—	—
July 1 to 31, 2008	4,000	$4.53
August 1 to 31, 2008	13,831	$4.03
September 1 to 30, 2008	383	$3.63
October 1 to 31, 2008	2,298	$0.70
November 1 to 30, 2008	47,893	$0.57
December 1 to 31, 2008	683	$0.55

Total	138,533

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

        Of the $52.2 million of gross proceeds we received in our initial public offering, including the exercise of the over-allotment options, through December 31, 2008, we have spent approximately $3.2 million on underwriting discounts and commissions and approximately $1.8 million for payment of expenses related to our initial public offering. Additionally, we have spent $16.6 million on pre-production research and development expenses and $10.9 million on inventory. None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

        The proceeds remaining after paying the costs noted above are invested in interest bearing bank accounts. Through the first quarter of 2009, we used the remaining proceeds from our initial public offering for general corporate purposes which include ongoing research and development activities, funding the additional recruitment of our specialized sales, marketing and services force and marketing initiatives and funding manufacturing expenses associated with the commercial version of our HeliScope system. Our management has broad discretion as to the use of the net proceeds. As required by the Securities Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Use of Proceeds from Private Placement in Public Equity Offering

        On December 19, 2008, we announced that we had entered into a securities purchase agreement with certain investors pursuant to which it has agreed to sell a total of 42,753,869 units (the "Units"), each Unit consisting of (i) one share of common stock (collectively, the "Shares") and (ii) one warrant (collectively, the "Warrants") to purchase 0.6 shares of common stock at an exercise price of $0.45 per share, for a purchase price of $0.435 per unit (representing the closing bid price plus an additional amount for the warrants) (the "Offering") for gross proceeds of $18.6 million. We paid $0.8 million in placement agent fees and offering expenses and expect to use the remaining net proceeds of $17.8 million for general corporate purposes, which include ongoing research and development activities, funding marketing initiatives and funding manufacturing expenses associated with the commercial version of our Helicos System. The Shares and Warrants were immediately separable and were issued separately. The Warrants have a five year term and became exercisable immediately following the closing of the transaction. The closing of the transaction occurred on December 23, 2008.

        Under NASDAQ Marketplace Rule 4350(i)(1)(B), stockholder approval is required for issuances of securities that will result in a change of control of the issuer. In order to comply with Rule 4350(i)(1)(B), until the Offering has been approved by the stockholders, the Warrants prohibit holders from exercising the Warrants for any number of shares which would cause that holder to hold more than 19.9% of our common stock following the exercise. We expect to seek approval of the Offering at our next annual meeting of stockholders.

        In connection with the Offering, we have entered into a registration rights agreement (the "Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that we file a "resale" registration statement (the "Registration Statement") covering all of the Shares and the shares issuable upon exercise of the Warrants (the "Warrant Shares"), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission ("SEC") regulations, within 30 days of the closing of the Offering. We filed the Registration Statement with the SEC on January 22, 2009 (File No. 333-156885), which was amended on February 13, 2009. Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or if, at any time after six months following the closing of the Offering, we cease to be current in periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

ITEM 6.    SELECTED FINANCIAL DATA

        Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding future sales and operating results; our ability to raise capital or finance our operations; Company and industry growth and trends; growth of the markets in which the Company participates; international events; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; the construction of new or refurbishment of existing facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

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

        The imaging capability of the HeliScope Sequencer is designed to accommodate performance beyond what is needed to meet the platform's initial goals, providing the flexibility to introduce substantial throughput and cost improvements in the future without major changes to or replacement of the instrument. We believe that the Helicos Genetic Analysis Platform will ultimately enable the automated, parallel sequencing of billions of individual DNA molecules at orders of magnitude of greater speed and lower cost than other sequencing systems.

        We shipped our first two Helicos Systems in 2008, one of which was ultimately returned. We believe that we have incurred the substantial majority of the costs related to the development of the initial version of our Helicos System. In anticipation of future orders, shipments and placements, we are assembling and are testing multiple production units of our Helicos System. These future shipments of the Helicos Systems will be subject to various customer evaluation periods with acceptance criteria, and we expect the customer evaluation period to extend beyond the fiscal quarters in which commercial units are shipped. We continue to secure orders for the Helicos System and expect to recognize revenue from one of our initial 2008 instrument shipments in 2009. Future revenues from sales of our instruments, proprietary reagents and disposable supplies will depend on individual customer agreements, timing of the installation and turnover to customer, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our Helicos System, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. However, over time we would expect the sales of the reagents and disposable supplies to increase as our installed base of instruments grows and usage of these instruments increases.

        In December 2008, we raised approximately $17.8 million, after deducting placement agent fees and estimated offering expenses, through the issuance of 42,753,869 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.6 shares of common stock at an exercise price of $0.45 per share, for a purchase price of $0.435 per unit. As of December 31, 2008, we had $19.7 million in cash. We believe that our existing cash and interest income we expect to earn on invested cash balances will be sufficient to fund our operations into the first quarter of 2010. We expect to continue to incur operating losses for at least the next two years, and will need additional financing to support our activities. We will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and licensing arrangements or partnerships. The worldwide financial markets are currently experiencing turmoil. These events have materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. We do not know whether the additional capital which we will require will be available when and as needed, on favorable terms if at all, or that our actual cash requirements will not be greater than anticipated. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue business strategies. In December 2008, we implemented a 30% reduction in the Company's workforce and took other measures to reduce our future operating costs. If our current operating plan including forecasted sales in 2009 does not materialize or if adequate additional funds are not available to us when required, we will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us, or pursue merger or divestiture strategies.

        We were incorporated in Delaware in May 2003 under the name RareEvent Medical Corporation, renamed Newco LS6, Inc. in September 2003 and ultimately renamed Helicos BioSciences Corporation in November 2003. Our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at December 31, 2008, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Our fiscal year ends on December 31, and we operate as one reportable segment. Our corporate offices are located at One Kendall Square, Building 700, Cambridge, Massachusetts 02139.

FINANCIAL OVERVIEW

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute, a branch of the National Institutes of Health, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. We recognized revenue during the years ended December 31, 2007 and 2008 of $582,000 and $772,000, respectively, in connection with this award. We will continue to recognize revenue under this grant as the related expenses are incurred.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation. During the year ended December 31, 2008, research and development expenses also included labor and overhead costs associated with the under-utilization of the manufacturing facility, as well as a write-off of excess and obsolete inventory.

        During 2007, we were focused on preparing for the launch of the initial version of the Helicos™ Genetic Analysis System. Substantially all research and development expenses since our inception have been in connection with this project and we believe that we have incurred the substantial majority of the development costs associated with the commercial launch of the first generation of the Helicos

System through December 2007. However, additional costs were incurred during 2008 to both maintain and enhance the initial version of the Helicos System in addition to development of new and different genetic analysis assays which will extend the capability of the initial version.

        Research and development expenses for the years ended December 31, 2007 and 2008 were $24.8 million and $24.6 million, respectively. While research and development expenses decreased only slightly from 2007 to 2008, we experienced a shift in the focus of our activities during 2008 to manufacturing activities.

        In addition to our ongoing research and development efforts, we have incurred start-up manufacturing costs related to the assembly, testing and performance validation of the Helicos System. These costs were accounted for as research and development expenses in our pre-commercialization phase as we prepared to ship the first Helicos System, which occurred on March 5, 2008. We reached technological feasibility of the Helicos System in December 2007 and, as a result, we began to record the cost of the Helicos System in inventory.

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

Selling, general and administrative expenses

        Selling, general and administrative expenses consist principally of salaries, benefits and stock-based compensation, consulting and professional fees, including patent related costs, general corporate costs and facility costs not otherwise included in research and development expenses or cost of product revenue.

        Selling, general and administrative expenses for the years ended December 31, 2007 and 2008 were $14.3 million and $20.1 million, respectively. Prior to the reduction in force, we expanded our sales and marketing functions during 2008 and incurred additional expenses for the costs associated with ERP system enhancements, public company expenses, investor relations programs, and Sarbanes-Oxley compliance.

Restructuring

        In December 2008, we implemented a work force reduction plan that resulted in the reduction of approximately 30% of our workforce (the "Reduction in Force Plan"). The Reduction in Force Plan was designed to reduce our operating costs and direct our resources to continue advancing towards our near term goals. Employees directly affected by the Reduction in Force Plan were provided with severance payments and outplacement assistance.

        We incurred restructuring charges relating to one-time termination benefits of approximately $433,000 in the fourth quarter of 2008. These charges represent employee severance and termination costs which were paid out during the fourth quarter of 2008 and will continue into the first quarter of 2009.

        We estimate that this restructuring will result in annual cost savings of approximately $3.8 million, including salaries and benefits.

        A summary of restructuring activity at December 31, 2008 is as follows:

	Year ended December 31, 2008
($ in thousands)	Charge	Payments/ Settlements	Current Liability at December 31, 2008
Employee severance, benefits and related costs:
Research and development	$212	$(143)	$69
Selling, general and administrative	221	(157)	64

Total	$433	$(300)	$133

RESULTS OF OPERATIONS

Year ended December 31, 2007 compared to year ended December 31, 2008

        Grant revenue.    We recognized $582,000 of grant revenue during the year ended December 31, 2007, and $772,000 of grant revenue during the year ended December 31, 2008. Grant revenue recognized during the years ended December 31, 2007 and 2008 related to the reimbursement of expenses in connection with our government research grant.

        Product revenue.    We recognized $36,000 of product revenue during the year ended December 31, 2008. Product revenue recognized during the year ended December 31, 2008 related to the sale of proprietary reagents to a customer.

        Research and development expenses.    Research and development expenses during the years ended December 31, 2007 and 2008 were as follows:

	Year ended December 31,
($ in thousands)	2007	2008	Change
Research and development	$24,758	$24,615	$(143)	-1%

        Research and development expenses decreased by $143,000 from the year ended December 31, 2007 to the year ended December 31, 2008. The decrease was primarily due to the $9.6 million decrease in product development costs, which included lab expenses, materials, supplies, temporary help and prototype expenses. Our product development costs decreased as we moved toward manufacturing and production activities.

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

        The overall decrease was offset by a $4.4 million charge for labor and overhead costs associated with the under-utilization of the manufacturing facility, as well as a $1.6 million write-off for excess and obsolete inventory. In addition, our salary and benefit expenses increased by $1.7 million and our stock-based compensation expense increased by $296,000 due primarily to the hiring of additional personnel to support the manufacturing and production activity. The salary and benefit expense increase includes $212,000 related to the Reduction in Force Plan implemented in December 2008. Additionally, occupancy costs increased by $1.2 million due to the build out of our reagents/consumables manufacturing infrastructure and a data center for our bioinformatics and computational biology efforts.

        After implementing the Reduction in Force Plan, we expect our research and development expenses to decline in 2009. However, as we gain commercial traction we will need to invest in future versions of our system.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the years ended December 31, 2007 and 2008 were as follows:

	Year ended December 31,
($ in thousands)	2007	2008	Change
Selling, general and administrative	$14,312	$20,139	$5,827	41%

        The increase in selling, general and administrative expenses of $5.8 million from the year ended December 31, 2007 to the year ended December 31, 2008 was primarily due to the hiring of additional personnel, which led to a $2.2 million increase in our salary and benefit expenses and an $845,000 increase in our stock based compensation expense. The salary increase includes $221,000 related to the Reduction in Force Plan implemented in December 2008. Certain legal expenses increased by $745,000 from the year ended December 31, 2007 to the year ended December 31, 2008 primarily as a result of an increase in costs associated with our intellectual property portfolio. The increase also included an additional $721,000 related to public company activities, including investor relations expenses, business insurance and consulting fees. In addition, increased headcount prior to the Reduction in Force Plan led to additional space requirements which raised our occupancy costs by $600,000 from the year ended December 31, 2007 compared to the year ended December 31, 2008.

        After our Reduction in Force Plan, we expect our selling, general and administrative expenses to decrease. However, as we gain commercial traction we will need to expand our sales and marketing functions.

        Interest income.    Interest income for the years ended December 31, 2007 and 2008 was as follows:

	Year ended December 31,
($ in thousands)	2007	2008	Change
Interest income	$1,960	$670	$(1,290)	-66%

        The decrease in interest income from the year ended December 31, 2007 compared to the year ended December 31, 2008 was due primarily to higher cash balances during the year ended December 31, 2007 in connection with the receipt of proceeds from the initial public offering ("IPO"). Decreased interest rates also contributed to the decline in interest earned during the year ended December 31, 2008 compared to the year ended December 31, 2007.

        Interest expense.    Interest expense for the years ended December 31, 2007 and 2008 was as follows:

	Year ended December 31,
($ in thousands)	2007	2008	Change
Interest expense	$277	$2,365	$2,088	754%

        The increase in interest expense from the year ended December 31, 2007 compared to the year ended December 31, 2008 is attributable to the $10.0 million term loan entered into in December 2007, as well as the $10.0 million subsequent term loan entered into in June 2008.

Year ended December 31, 2006 compared to year ended December 31, 2007

        Grant revenue.    We recognized $159,000 of grant revenue during the year ended December 31, 2006, and $582,000 of grant revenue during the year ended December 31, 2007. Grant revenue recognized during the years ended December 31, 2006 and 2007 related to the reimbursement of expenses in connection with our government research grant.

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

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the years ended December 31, 2006 and 2007 were as follows:

	Year ended December 31,
($ in thousands)	2006	2007	Change
Selling, general and administrative	$6,917	$14,312	$7,395	107%

        The increase in selling, general and administrative expenses of $7.4 million from the year ended December 31, 2006 to the year ended December 31, 2007 was primarily due to an increase of $2.9 million related to becoming a public company, including legal expenses, investor relations expenses, accounting fees, dues and fees and consulting fees. In addition, our salary and benefit expenses increased by $1.7 million and our stock-based compensation expense increased by $1.2 million. These increases were primarily due to the hiring of additional personnel. The increase also included $289,000 related to initiating a marketing program and $174,000 for patent filings.

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

LIQUIDITY AND CAPITAL RESOURCES

        We have incurred losses since our inception in May 2003 and, as of December 31, 2008 we had an accumulated deficit of $139.7 million. We have financed our operations to date principally through the sale of preferred stock and common stock, including our IPO and a private placement of common stock and warrants, debt financing and interest earned on investments. Through December 31, 2008, we have received net proceeds of $66.8 million from the issuance of preferred stock, $65.3 million through the issuance of common stock, including our IPO and a private placement of common stock and warrants, $2.5 million in debt financing from a lender to finance equipment purchases, and $19.6 million in debt financing from a lender for working capital, capital expenditures and general corporate purposes. Working capital as of December 31, 2007 was $50.4 million, consisting of $55.1 million in current assets and $4.7 million in current liabilities. Working capital as of December 31, 2008 was $20.8 million, consisting of $27.2 million in current assets and $6.4 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net increase in cash and cash equivalents for the years ended December 31, 2006, 2007, 2008 and for the period from May 9, 2003 (date of inception) through December 31, 2008:

	Year ended December 31,			Period from May 9, 2003 (date of inception) through December 31, 2008
($ in thousands)	2006	2007	2008
Net cash provided by (used in):
Operating activities	$(16,532)	$(32,803)	$(44,301)	$(110,386)
Investing activities	(3,998)	(1,388)	(2,664)	(9,717)
Financing activities	22,553	76,285	13,995	139,816

Net increase (decrease) in cash and cash equivalents	$2,023	$42,094	$(32,970)	$19,713

        Net cash used in operating activities.    Net cash used in operating activities was $32.8 million for the year ended December 31, 2007 compared to $44.3 million for the year ended December 31, 2008. The $11.5 million increase was primarily due to an increase in the net loss of $8.8 million and an increase in inventory purchases of $5.4 million, partially offset by an increase in non-cash stock-based compensation expense of $1.1 million and an increase in non-cash depreciation and amortization expense of $940,000.

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

        Net cash used in investing activities.    Net cash used in investing activities was $1.4 million for the year ended December 31, 2007 compared to $2.7 million for the year ended December 31, 2008. The

$1.3 million increase was primarily due to a $706,000 increase in purchases of property and equipment and a $795,000 decrease in cash provided by maturities of short-term investments, offset by a $225,000 decrease in restricted cash.

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

        Net cash provided by financing activities.    Net cash provided by financing activities was $76.3 million for the year ended December 31, 2007 compared to $14.0 million for the year ended December 31, 2008. The $62.3 million decrease was primarily due to the receipt of $49.0 million of cash proceeds from the initial public offering and the $20.0 million of cash proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs during the year ended December 31, 2007. Also contributing to the decrease was the $12.9 million increase in payments on debt during the year ended December 31, 2008. The decrease was offset with the receipt of $17.8 million of net cash proceeds from the issuance of common stock, net of issuance costs, in December 2008.

        Net cash provided by financing activities was $22.6 million for the year ended December 31, 2006 compared to $76.3 million for the year ended December 31, 2007. The $53.7 million increase was primarily due to $49.0 million of cash proceeds from the initial public offering and a $7.5 million increase of cash proceeds from the issuance of debt, partially offset by a $1.7 million increase of IPO costs and a $685,000 increase of cash payments on debt.

Operating Capital and Capital Expenditure Requirements

        To date, we have shipped two Helicos™ Genetic Analysis Systems, one of which was returned, and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least two years as we continue our efforts in commercializing the Helicos System and develop the corporate infrastructure required to manufacture and sell our products. We continue to secure orders for the Helicos System, and we expect to generate instrument revenue in 2009.

        As of December 31, 2008, we had $19.7 million in cash. We believe that our existing cash and interest income we expect to earn on invested cash balances will be sufficient to fund our operations into the first quarter of 2010. At some point prior to the end of the first quarter of 2010, we expect that we will need additional financing to support our activities. We will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and licensing arrangements or partnerships. If we raise additional funds through the issuance of preferred or debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given the current economic turmoil and restricted access to capital markets. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue business strategies. In December 2008, we implemented a 30% reduction in the Company's workforce and took other measures to reduce our future operating costs. If our current operating plan including forecasted sales in 2009 does not materialize or if adequate additional funds are not available to us when required, we will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us, or pursue merger or divestiture strategies.

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

        Working capital as of December 31, 2008 was $20.8 million, consisting of $27.2 million in current assets and $6.4 million in current liabilities. Working capital as of December 31, 2007 was $50.4 million, consisting of $55.1 million in current assets and $4.7 million in current liabilities.

Contractual Obligations

        The following table summarizes our outstanding obligations as of December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Operating leases	$1,444	$1,280	$164	$—	$—
Long-term debt (including interest)	9,629	4,038	5,591	—	—
License agreements(1)	1,664	181	362	347	774

Total	$12,737	$5,499	$6,117	$347	$774

(1)
Consists of fixed payments that we believe we are reasonably likely to make under the license agreements over the lives of the underlying existing patents.

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

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provided that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The advance period ended on December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments were required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of December 31, 2008, advances on the credit facility were $2.5 million at a weighted-average interest rate of 10.1%.

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

        In June 2008, we entered into an amendment to the loan and security agreement with two lenders including GE Capital Corporation. A subsequent term loan was made upon execution of the amendment in an aggregate principal amount equal to $10.0 million. The loan amendment provided that the interest rate for the subsequent term loan is equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.17% plus (ii) 8.33%. The loan agreement, as amended, contained affirmative and negative covenants to which we and our subsidiaries were required to adhere. Pursuant to the amendment, we were required to maintain, at all times, unrestricted cash in our bank account equal to at least $10.0 million. The borrowings under the loan agreement were collateralized by essentially all of our assets. Payments are required to be made on a monthly basis. For the initial term loan, interest-only payments were required for the first five months. Thereafter, for the following 31 months, payments of principal and interest will be due. For the subsequent term loan, principal and interest payments are required for the 36 month term of the loan.

        In connection with the execution of the June 2008 amendment to the loan and security agreement with two lenders including GE Capital Corporation, we issued warrants to the two lenders to purchase an aggregate of 110,000 shares of common stock. The warrants have an exercise price of $4.80 per share and expire in June 2014. The fair value of the warrants was estimated at $337,000 using a Black-Scholes model with the following assumptions: expected volatility of 65.4%, risk free interest rate of 3.4%, expected life of six years and no dividends. Expected volatility was based on the volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that completed initial public offerings within the last ten years. The fair value of the warrants was recorded as equity and a debt discount and will be amortized to interest expense over the term of the loan.

        In December 2008, we entered into an additional amendment to the loan and security agreement with certain lenders including GE Capital Corporation. The amendment amended the prepayment provisions of the loan and security agreement to allow us to make a prepayment of $10.0 million (the "Pay Down Amount") without incurring any prepayment penalties. Pursuant to the amendment, we made a prepayment, equal to the Pay Down Amount, before December 31, 2008. In connection with such prepayment, and in lieu of the 4% final payment fee with respect to the Pay Down Amount, the amendment provides that we will pay a fee equal to 2% of the initial $10.0 million term loan, payable on the earlier of (a) January 31, 2011 and (b) the maturity date for the subsequent term loan.

        The amendment further provides that our obligations under the loan agreement, as amended, are no longer secured by a cash amount of $10.0 million. As such, this amount in no longer classified as restricted cash as of December 31, 2008. Such obligations continue to be secured under various collateral documents by interests in substantially all of our personal property, including the pledge of the stock of our wholly-owned subsidiary, and proceeds of any intellectual property, but not by our intellectual property.

        As of December 31, 2008, advances on the loan agreement, as amended, were $20.0 million at an interest rate of 11.5%. As of December 31, 2007 and 2008, the outstanding balance on the loan agreement was $10.0 million and $7.1 million, respectively.

Private Placement in Public Equity Offering

        In December 2008, we entered into a securities purchase agreement with certain investors pursuant to which we sold a total of 42,753,869 units (the "Units"), each Unit consisting of (i) one share of common stock (collectively, the "Shares") and (ii) one warrant (collectively, the "Warrants") to purchase 0.6 shares of common stock at an exercise price of $0.45 per share, for a purchase price of $0.435 per unit (representing the closing bid price plus an additional amount for the warrants) (the "Offering"). The Warrants have a five year term and became exercisable immediately following the closing of the transaction. The closing of the transaction occurred on December 23, 2008. In connection with the Offering, we raised approximately $18.6 million in gross proceeds. We paid $813,000 in placement agent fees and offering expenses and expect to use the remaining net proceeds of $17.8 million for general corporate purposes.

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

        We value our inventory at the lower of cost or market on a first-in, first-out basis. Our policy is to capitalize inventory costs associated with our products when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Included in inventory are raw materials, work in process and finished goods used in the production of our first commercial product, the HeliScope system and related reagents.

        We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs will be required.

        We value inventory in accordance with SFAS No. 151, "Inventory Costs, an Amendment of ARB 43, Chapter 4," or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

        We have concluded that because we are not yet functioning under normal capacity, our production level is abnormally low. As such, abnormal costs such as the unfavorable labor, overhead and absorption variances were recognized as current period charges, rather than as a portion of the inventory cost, during the year ended December 31, 2008.

Revenue recognition

        We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," or SAB No. 104 and Emerging Issues Task Force No. 00-21, "Accounting for Multiple Element Revenue Arrangements." SAB No. 104 requires that persuasive evidence of a sales arrangement exists; delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.

        In instances where we sell instruments with a related installation obligation, we will allocate the revenue between the instrument and the installation based on relative fair value at the time of the sale. The instrument revenue will be recognized when title and risk of loss passes. The installation revenue will be recognized when the installation is performed. If fair value is not available for any undelivered element, revenue for all elements is deferred until delivery and installation are complete.

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

Stock-based compensation

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," ("SFAS No. 123(R)"), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006 included: (a) the pro rata compensation cost for all share-based compensation granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) the pro rata compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method of SFAS No. 123(R), results for prior periods have not been restated, and the impact of adopting SFAS No. 123(R) was not material to the net loss or cash flows. For all grants, share-based payment expense is adjusted for actual forfeitures as they occur.

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

        During the year ended December 31, 2008, we recognized approximately $4.5 million of stock-based compensation expense related to equity awards granted to employees and non-employees. Total unrecognized stock-based compensation expense for all stock-based awards was approximately $8.0 million at December 31, 2008, of which $3.4 million will be recognized in 2009, $2.8 million in

2010, $1.5 million in 2011 and $277,000 thereafter. This results in these amounts being recognized over a weighted-average period of 1.3 years.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We did not elect to re-measure any of our existing financial assets or liabilities under the provisions of SFAS No. 159.

        In June 2007, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payment for Goods and Services Received for Use in Future Research and Development Activities," ("EITF 07-03"). EITF 07-03 provides guidance on whether nonrefundable advance payments for goods and services that will be used in research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on our financial position, results of operations or cash flows.

        In November 2007, the EITF issued EITF Issue 07-01 "Accounting for Collaborative Arrangements" ("EITF No. 07-01"). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating the impact, if any, that the adoption of EITF No. 07-01 will have on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51". This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008.

Adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows when it becomes effective, but may affect the accounting for non-controlling (or minority) interests from that date forward.

        In December 2007, the FASB issues SFAS No. 141(R), "Business Combinations", ("SFAS 141(R)"). This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. We have not determined the effect that the adoption of SFAS 141(R) will have on our consolidated financial statements, but the effect will generally be limited to future acquisitions in 2009, except for certain tax treatment of previous acquisitions.

        Effective January 1, 2008, we implemented Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("SFAS No. 157") for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157", we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are currently evaluating the impact, if any, that FSP No. FAS 157-2 will have on our non-financial assets and liabilities. The adoption of SFAS No. 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results in any period.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

        We conduct business operations outside of the United States primarily in Canada. These business operations are not material at this time and therefore, any currency fluctuations will not have a material impact on our financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Helicos BioSciences Corporation (A development stage company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of independent registered public accounting firm	57
Consolidated balance sheets as of December 31, 2007 and December 31, 2008	58
Consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008, and the period from May 9, 2003 (date of inception) to December 31, 2008	59
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the period from May 9, 2003 (date of inception) to December 31, 2003, and the years ended December 31, 2004, 2005, 2006, 2007 and 2008	60
Consolidated statements of cash flows for the years ended December 31, 2006, 2007 and 2008, and the period from May 9, 2003 (date of inception) to December 31, 2008	64
Notes to consolidated financial statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Helicos BioSciences Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Helicos BioSciences Corporation and its subsidiary (a development stage enterprise) at December 31, 2007 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 and, cumulatively, for the period from May 9, 2003 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 30, 2009

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2008
ASSETS
Current assets
Cash	$52,683	$19,713
Accounts receivable	—	223
Unbilled government grant receivable	117	205
Inventory	1,612	6,830
Prepaid expenses and other current assets	706	235

Total current assets	55,118	27,206
Property and equipment, net	3,400	4,016
Restricted cash	450	225
Other assets	241	13

Total assets	$59,209	$31,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,691	$789
Accrued expenses and other current liabilities	1,993	1,652
Deferred revenue	—	623
Current portion of long-term debt	988	3,323

Total current liabilities	4,672	6,387
Long-term debt, net of current portion	10,786	4,535
Other long-term liabilities	312	35

Total liabilities	15,770	10,957
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders' equity
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2007 and 2008; no shares issued and outstanding at December 31, 2007 and 2008	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2007 and 2008; 20,983,638 and 63,808,282 shares issued and outstanding at December 31, 2007 and December 31, 2008, respectively	21	64
Additional paid-in capital	137,472	160,144
Deficit accumulated during the development stage	(94,054)	(139,705)

Total stockholders' equity	43,439	20,503

Total liabilities and stockholders' equity	$59,209	$31,460

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,			Period from May 9, 2003 (date of inception) through December 31, 2008
	2006	2007	2008
Grant revenue	$159	$582	$772	$1,513
Product revenue	—	—	36	36

Total revenue	159	582	808	1,549

Costs and expenses
Cost of product revenue	—	—	10	10
Research and development	14,382	24,758	24,615	76,360
Selling, general and administrative	6,917	14,312	20,139	47,955

Total costs and expenses	21,299	39,070	44,764	124,325

Operating loss	(21,140)	(38,488)	(43,956)	(122,776)
Interest income	766	1,960	670	4,059
Interest expense	(206)	(277)	(2,365)	(2,848)

Net loss	(20,580)	(36,805)	(45,651)	(121,565)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	(18,140)	—	(18,140)

Net loss attributable to common stockholders	$(20,580)	$(54,945)	$(45,651)	$(139,705)

Net loss attributable to common stockholders per share—basic and diluted	$(16.35)	$(4.23)	$(2.10)

Weighted average number of common shares used in computation—basic and diluted	1,258,438	12,989,889	21,773,394

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Period from May 9, 2003 (date of inception) to December 31, 2008
(in thousands, except share and per share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock						Deficit accumulated during development stage
					Common stock						Total stockholders' equity (deficit)
							Additional paid-in capital	Subscription receivable		Other accumulated income (loss)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at inception	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of Series A
redeemable convertible preferred stock in December 2003 for cash at $0.9555 per share, net of issuance costs of $59	27,815,946	26,469	—	—	—	—	—	—	—	—	—
Conversion of promissory note for shares of Series A redeemable convertible preferred stock in December 2003 at $0.9555 per share	366,300	350	—	—	—	—	—	—	—	—	—
Issuance of restricted common stock in October 2003 to a founder for cash	—	—	—	—	444,444		2	—	—	—	2
Issuance of restricted common stock in November and December 2003 to nonemployees	—	—	—	—	618,126	1	2	(3)	—	—	—
Issuance of common stock in December 2003 at $0.45 per share in exchange for intellectual property	—	—	—	—	46,514	—	20	—	—	—	20
Stock-based compensation expense	—	—	—	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	—	—	(547)	—	(547)

Balance at December 31, 2003	28,182,246	26,819	—	—	1,109,084	1	47	(3)	(547)	—	(502)
Exercise of a stock warrant to purchase shares of common stock in January 2004	—	—	—	—	120,123	—	—	—	—	—	—
Cash received from investors in January 2004 for previously issued shares of Series A redeemable convertible preferred stock	—	50	—	—	—	—	—	—	—	—	—
Cash received fron nonemployee in January 2004 for previously issued shares of restricted common stock	—	—	—	—	—	—	—	3	—	—	3
Issuance of restricted common stock in February, March and April 2004 to employees for cash at $0.45 per share	—	—	—	—	155,555		1	—	—	—	1
Issuance of restricted common stock in September 2004 to nonemployees for cash at $0.45 per share	—	—	—	—	11,888	—	—	—	—	—	—
Exercise of nonemployee stock options in December 2004 for cash of $0.45 per share	—	—	—	—	15,200		6	—	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	138	—	—	—	138
Unrealized short-term loss	—	—	—	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	—	—	—	(7,064)	—	(7,064)

Balance at December 31, 2004	28,182,246	26,869	—	—	1,411,850	1	192	—	(7,611)	(17)	(7,435)

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2008
(in thousands, except share and per share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock
					Common stock				Deficit accumulated during development stage
							Additional paid-in capital	Subscription receivable		Other accumulated income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	28,182,246	26,869	—	—	1,411,850	1	192	—	(7,611)	(17)	(7,435)
Issuance of restricted common stock in March 2005 in exchange for intellectual property	—	—	—	—	88,888	—	—	—	—	—	—
Issuance of restricted common stock in July 2005 to employees for cash at $0.45 per share	—	—	—	—	55,555	1	—	—	—	—	1
Issuance of restricted common stock in April and December 2005 to nonemployees for cash at $0.45 per share	—	—	—	—	1,666	—	1	—	—	—	1
Exercise of employee stock options in June 2005 for cash at $0.45 per share	—	—	—	—	277	—	—	—	—	—	—
Exercise of nonemployee stock options in September 2005 for cash at $0.45 per share	—	—	—	—	444	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	55	—	—	—	55
Vesting of previously issued shares of restricted common stock	—	—	—	—	—	—	36	—	—	—	36
Change in unrealized short-term loss	—	—	—	—	—	—	—	—	—	17	17
Net loss	—	—	—	—	—	—	—	—	(10,918)	—	(10,918)

Balance at December 31, 2005	28,182,246	26,869	—	—	1,558,680	2	284	—	(18,529)	—	(18,243)
Issuance of restricted common stock in January 2006 to nonemployees for cash at $0.45 per share	—	—	—	—	1,111	—	—	—	—	—	—
Issuances of Series B redeemable convertible preferred stock in March 2006 for cash at $1.29 per share, net of issuance costs of $108	—	—	15,503,876	19,892	—	—	—	—	—	—	—
Issuance of common stock in July 2006 to employees for cash at $0.585 per share	—	—	—	—	44,444	—	247	—	—	—	247
Issuance of restricted common stock in September, November and December 2006 to employees for cash at $0.585 per share	—	—	—	—	394,444	—	2	(4)	—	—	(2)
Exercise of nonemployee stock options in November 2006 for cash at $0.585 per share	—	—	—	—	4,444	—	2	—	—	—	2
Exercise of employee stock options in January and December 2006 for cash at $0.45 per share	—	—	—	—	48,146	—	22	—	—	—	22
Stock-based compensation expense	—	—	—	—	—	—	1,058	—	—	—	1,058
Vesting of previously issued shares of restricted common stock	—	—	—	—	—	—	157	—	—	—	157
Net loss	—	—	—	—	—	—	—	—	(20,580)	—	(20,580)

Balance at December 31, 2006	28,182,246	26,869	15,503,876	19,892	2,051,269	2	1,772	(4)	(39,109)	—	(37,339)

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2008
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

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2008
(in thousands, except share and per share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock						Deficit accumulated during development stage
					Common stock
							Additional paid-in capital	Subscription receivable		Other accumulated income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	—	—	—	20,983,638	21	137,472	—	(94,054)	—	43,439
Exercise of employee stock options in January, February and July 2008 for cash at $0.45 per share	—	—	—	—	15,861	—	7	—	—	—	7
Exercise of employee stock options in January, July and August 2008 for cash at $1.80 per share	—	—	—	—	1,201	—	2	—	—	—	2
Exercise of non-employee stock options in January and April 2008 for cash at $0.45 per share	—	—	—	—	5,790	—	3	—	—	—	3
Issuance of restricted common stock in June and July 2008 to employees	—	—	—	—	190,000	—	—	—	—	—	—
Forfeiture of shares of unvested restricted common stock	—	—	—	—	(142,077)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	4,538	—	—	—	4,538
Vesting of previously issued shares of restricted common stock	—	—	—	—	—	—	43	—	—	—	43
Issuance of common stock warrants in June 2008 in connection with debt issuance	—	—	—	—	—	—	337	—	—	—	337
Issuance of common stock and common stock warrants in securities offering, net of discounts, commissions and issuance costs of $813	—	—	—	—	42,753,869	43	17,742				17,785
Net loss	—	—	—	—					(45,651)		(45,651)

Balance at December 31, 2008	—	$—	—	$—	63,808,282	$64	$160,144	$—	$(139,705)	$—	$20,503

The accompanying notes are an integral part of these consolidated financial statements

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			Period from May 9, 2003 (date of inception) through December 31, 2008
	2006	2007	2008
Cash flows from operating activities:
Net loss	$(20,580)	$(36,805)	$(45,651)	$(121,565)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	953	1,588	2,528	5,731
Amortization of lease incentive	(70)	(146)	(149)	(365)
Common stock issued for licenses	127	—	—	147
Stock-based compensation expense	1,279	3,396	4,538	9,429
Noncash interest expense related to debt and warrants	137	11	404	552
Provisions on inventory	—	—	1,577	1,577
Changes in operating assets and liabilities:
Accounts receivable	—	—	(223)	(223)
Unbilled government grant receivable	(159)	42	(88)	(205)
Inventory	—	(1,612)	(7,050)	(8,662)
Prepaid expenses and other current assets	(274)	(338)	471	(235)
Deferred revenue	—	—	623	623
Accounts payable	825	222	(902)	789
Accrued expenses and other current liabilities	819	886	(207)	1,829
Other long-term liabilities	411	(47)	(172)	192

Net cash used in operating activities	(16,532)	(32,803)	(44,301)	(110,386)

Cash flows from investing activities:
Purchases of property and equipment	(2,753)	(2,183)	(2,889)	(9,492)
(Increase) decrease in restricted cash	(450)	—	225	(225)
Purchases of short-term investments	(7,433)	—	—	(34,709)
Maturities of short-term investments	6,638	795	—	34,709

Net cash used in investing activities	(3,998)	(1,388)	(2,664)	(9,717)

Cash flows from financing activities:
Proceeds from debt issuances	2,473	9,933	9,850	22,256
Payments on debt	—	(685)	(13,585)	(14,270)
Payments of debt issuance costs	—	(174)	(20)	(194)
Proceeds from initial public offering	—	49,011	—	49,011
Deferred initial public offering costs	(89)	(1,749)	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net
of issuance costs	19,892	19,994	—	66,405
Proceeds from bridge loan	—	—	—	350
Proceeds from issuance of common stock	26	—	17,785	17,811
Proceeds from issuance of restricted common stock	227	4	—	339
Payments to employees for cancelled restricted common stock	—	(57)	(47)	(104)
Proceeds from exercise of stock options	24	8	12	50

Net cash provided by financing activities	22,553	76,285	13,995	139,816

Net increase in cash and cash equivalents	2,023	42,094	(32,970)	19,713
Cash and cash equivalents, beginning of period	8,566	10,589	52,683	—

Cash and cash equivalents, end of period	$10,589	$52,683	$19,713	$19,713

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$69	$234	$1,478	$1,781
Transfers from inventory to property and equipment	—	—	255	255
Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$95	$—	$—	$95
Issuance of common stock warrants	$—	$—	$6,021	$6,021
Conversion of bridge loan to equity	$—	$—	$—	$350
Beneficial conversion feature related to Series B redeemable
convertible preferred stock	$—	$18,140	$—	$18,140
Conversion of preferred stock to common stock	$—	$66,755	$—	$66,755
Reclassification of preferred stock warrants to common stock warrants	$—	$162	$—	$162

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

        The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at December 31, 2008, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects such losses to continue for at least two years as it continues to develop and commercialize its products. As of December 31, 2008, the Company had $19.7 million in cash. The Company believes that its existing cash and interest income it expects to earn on invested cash balances will be sufficient to fund its operations into the first quarter of 2010. At some point prior to the end of the first quarter of 2010, the Company expects that it will need additional financing to support its activities. The Company will seek to fund its operations through public or private equity or debt financings or other sources, such as collaborations and licensing arrangements or partnerships. The worldwide financial markets are currently experiencing turmoil. These events have materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The Company's failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies. In December 2008, the Company implemented a 30% reduction in its workforce and took other measures to reduce its future operating costs. If the Company's current operating plan including forecasted sales in 2009 does not materialize or if adequate additional funds are not available when required, the Company will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to the Company, or pursue merger or divestiture strategies.

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

3. Summary of Significant Accounting Policies

Basis of presentation and consolidation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. It is management's opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary to present fairly the Company's financial position at December 31, 2007 and 2008 and results of operations and cash flows for the years ended December 31, 2006, 2007, 2008 and the period from May 9, 2003 (date of inception) through December 31, 2008.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, inventory valuation, income taxes, contingencies, and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. Changes in estimates are recorded in the period in which they become known.

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

Short-term investments

        The Company classifies marketable securities as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value with unrealized gains and losses reported, if material, as a component of other comprehensive gain or loss in stockholders' equity (deficit). There were no gross unrealized gains and losses at December 31, 2007 or 2008. Gains or losses on securities sold are based on the specific identification method.

Concentration of credit risk

        The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and short-term investments. The Company maintains all of its cash in one accredited financial institution. Although the risk is concentrated in one financial institution, management believes these accounts are subject to minimal credit and market risk and are of high credit quality.

Fair value of financial instruments

        Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("SFAS No. 157") for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157", the Company has elected to defer implementation of SFAS No. 157 as it relates to the Company's non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is currently evaluating the impact, if any, that FSP No. FAS 157-2 will have on its non-financial assets and liabilities. The adoption of SFAS No. 157 to the Company's financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company's financial results in any period. The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts payable, accrued expenses, debt, redeemable convertible preferred stock warrants and common stock warrants approximate their fair value at December 31, 2007 and 2008.

Inventory

        Prior to reaching technological feasibility, start-up manufacturing costs, such as those relating to the assembly, testing and performance validation of the Helicos™ Genetic Analysis System, were expensed to research and development as the costs were incurred. When management determined that the Helicos System was ready for commercial launch during December 2007, the Company began capitalizing its manufacturing costs to inventory.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The Company values its inventory at the lower of cost or market on a first-in, first-out basis. The Company's policy is to capitalize inventory costs associated with its products when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Included in inventory are raw materials, work in process and finished goods used in the production of the Company's first commercial product, the HeliScope system and related reagents.

        The Company periodically reviews its inventories for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs will be required.

        The Company values inventory in accordance with SFAS No. 151, "Inventory Costs, an Amendment of ARB 43, Chapter 4," or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

        The Company concluded that because it is not yet functioning under normal capacity, its production level is abnormally low. As such, abnormal costs such as the unfavorable labor, overhead and absorption variances were recognized as current period charges, rather than as a portion of the inventory cost, during the year ended December 31, 2008.

Property and equipment

        Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: Machinery and equipment—three to five years, office furniture and equipment—three years, leasehold improvements—the shorter of three years or the life of lease. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There have been no material retirements or sale of assets since May 9, 2003 (date of inception).

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

        The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," or SAB No. 104 and Emerging Issues Task Force No. 00-21, "Accounting for Multiple Element Revenue Arrangements." SAB No. 104 requires that persuasive evidence of a sales arrangement exists; delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.

        In instances where the Company sells instruments with a related installation obligation, the Company will allocate the revenue between the instrument and the installation based on relative fair value at the time of the sale. The instrument revenue will be recognized when title and risk of loss passes. The installation revenue will be recognized when the installation is performed. If fair value is not available for any undelivered element, revenue for all elements is deferred until delivery and installation are complete.

        In instances where the Company sells an instrument with specified acceptance criteria, the Company will defer revenue recognition until such acceptance has been obtained.

        The customer may also purchase a service contract. Revenue from service contracts will be recognized ratably over the service period.

Research and development

        Research and development expenditures are charged to the consolidated statement of operations as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, clinical trial and related supply costs, contract services, depreciation and amortization expense and other related costs. During the year ended December 31, 2008, research and development expenses also included labor and

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

overhead costs associated with the under-utilization of the manufacturing facility, as well as a reserve for excess and obsolete inventory.

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

        Effective January 1, 2007, the Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109." This Interpretation prescribes the methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 11, "Income Taxes" for additional disclosure.

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

Other comprehensive income (loss)

        SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For each of the years ended December 31, 2006, 2007 and 2008, and the period from May 9, 2003 (date of inception) to December 31, 2008, there was no material difference between the net loss and comprehensive loss.

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

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

        In June 2007, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payment for Goods and Services Received for Use in Future Research and Development Activities," ("EITF 07-03"). EITF 07-03 provides guidance on whether nonrefundable advance payments for goods and services that will be used in research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In November 2007, the EITF issued EITF Issue 07-01 "Accounting for Collaborative Arrangements" ("EITF No. 07-01"). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact, if any, that the adoption of EITF No. 07-01 will have on its financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51". This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows when it becomes effective, but may affect the accounting for non-controlling (or minority) interests from that date forward.

        In December 2007, the FASB issues SFAS No. 141(R), "Business Combinations", ("SFAS 141(R)"). This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. The Company has not determined the effect that the adoption of SFAS 141(R) will have on its consolidated financial statements, but the effect will generally be limited to future acquisitions in 2009, except for certain tax treatment of previous acquisitions.

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

4. Inventory

        The components of inventory are as follows (in thousands):

	December 31,
	2007	2008
Raw materials	$799	$1,277
Work in process	813	3,238
Finished goods	—	2,315

Inventory	$1,612	$6,830

        The Company periodically reviews its inventories for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs will be required. Based on management's estimates of demand, the Company determined that some of its inventory was in excess of its estimated net realizable value. During the year ended December 31, 2008, the Company recorded a $1.6 million charge to research and development expenses to write-off excess and obsolete inventory.

5. Property and Equipment, net

        Property and equipment, net consist of the following (in thousands):

	December 31,
	2007	2008
Machinery and equipment	$4,732	$6,646
Leasehold improvements	910	1,937
Software	654	820
Office furniture	243	280

	6,539	9,683
Less accumulated depreciation and amortization	(3,139)	(5,667)

Property and equipment, net	$3,400	$4,016

        Depreciation and amortization charged to the consolidated statements of operations for the years ended December 31, 2006, 2007, 2008 and from May 9, 2003 (date of inception) to December 31, 2008 was $953,000, $1.6 million, $2.5 million and $5.7 million, respectively.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2007	2008
Professional fees	$846	$532
Compensation and benefits	513	333
Deferred rent and lease incentives	206	245
Accrued interest	2	166
License fees	65	51
Other	361	325

Accrued expenses and other current liabilities	$1,993	$1,652

7. Commitments and Contingencies

License agreements and patents

        In November 2003, the Company entered into a license agreement with California Institute of Technology (the "Caltech License Agreement") that granted the Company a worldwide, exclusive, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications, and a worldwide, non-exclusive royalty bearing license, with the right to grant sublicenses, under specified technology outside the scope of the licensed patents. In connection with the Caltech License Agreement, the Company issued 46,514 shares of common stock, and recorded a charge of $20,000. In addition, the Company pays an annual license fee of $10,000 per year. The license fee payments are creditable against royalties based upon sales of products covered by patents licensed under the agreement. Royalties are calculated based on a percentage of defined net sales. The Company is also obligated to pay California Institute of Technology a portion of specified license and sublicense income, proceeds from sales of specified intellectual property and specified service revenue amounts that it receives based on licenses and sublicenses that the Company grants, sales of intellectual property and services that are provided to third parties. The royalty obligation with respect to any licensed product extends until the later of the expiration of the last-to-expire of the licensed patents covering the licensed product and three years after the first commercial sale of the licensed product in any country for non-patented technology covered under the agreement. Through December 31, 2008, no royalty payments have been made. In March 2007, the Company amended the Caltech License Agreement to provide rights under an additional patent application under the terms of the existing license in exchange for a one-time payment of $50,000 to the California Institute of Technology. All amounts paid to date and the value of the common stock issued have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. The total expense recognized under the Caltech License Agreement for the years ended December 31, 2006, 2007 and 2008, and the period from May 9, 2003 (date of inception) through December 31, 2008 was $10,000, $60,000, $10,000 and $113,000, respectively.

        In June 2004, the Company entered into a license agreement with Roche Diagnostics (the "Roche License Agreement") that granted the Company a worldwide, semi-exclusive royalty-bearing license, with the right to grant sublicenses under a patent relating to sequencing methods. In connection with the Roche License Agreement, the Company paid an upfront fee of 175,000 Euros and committed to pay an annual license fee ranging from 10,000 to 40,000 Euros. The Company has an option to convert

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

the license to non-exclusive beginning in 2008, in which case the annual license fees would be reduced to 10,000 Euros beginning in 2008. The Company has the right to terminate the Roche License Agreement at any time for convenience upon 90 days prior written notice to Roche Diagnostics. Both the Company and Roche Diagnostics have the right to terminate the Roche License Agreement upon breach by the other party, subject to notice and an opportunity to cure. The Roche License Agreement also terminates upon the occurrence of specified bankruptcy events. As part of the Roche License Agreement, the Company agrees to pay royalties based on a percentage of defined net sales. The Company also agrees to pay a portion of specified sublicense income amounts that are received based on sublicenses that the Company grants to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through December 31, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use. The total expense recognized under the Roche License Agreement for the years ended December 31, 2006, 2007 and 2008, and the period from May 9, 2003 (date of inception) through December 31, 2008 was $23,000, $39,000, $62,000 and $367,000, respectively.

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

        As part of the AZTE License Agreement, the Company agrees to pay royalties based on a percentage of defined net sales. The Company also agrees to pay a portion of specified sublicense income amounts that are received based on sublicenses granted to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through December 31, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. In May 2006, in accordance with the license agreement, due to the successful issuance of a U.S. patent, the committed annual license fee increased from $50,000 to $100,000 and 44,444 shares of the restricted common stock vested. The vesting of 44,444 shares of restricted common stock resulted in a charge to research and development expense of $127,000 based on the fair value of the Company's common stock at the time the milestone was achieved. The remaining 44,444 shares of restricted common stock will vest immediately upon the

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

successful issuance of a second U.S. patent. The total expense recognized under the AZTE License Agreement for the years ended December 31, 2006, 2007 and 2008, and the period from May 9, 2003 (date of inception) through December 31, 2008 was $229,000, $117,000, $103,000 and $849,000, respectively.

        In June 2006, the Company entered into an agreement to acquire certain U.S. and foreign patents and patent applications. In connection with the agreement, the Company paid an upfront fee of $350,000, committed to a one-time payment of $250,000 once technological feasibility has been established, and committed to a one-time payment of $400,000 upon the first commercial sale of product. As part of the agreement, the Company agrees to pay royalties based on a percentage of defined net sales. Through December 31, 2008, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use. The total expense recognized under this agreement for the years ended December 31, 2006, 2007 and 2008, and the period from May 9, 2003 (date of inception) through December 31, 2008 was $350,000, $0, $0 and $350,000, respectively.

        In April 2007, the Company entered into an agreement with PerkinElmer LAS, Inc. ("PerkinElmer"), in which PerkinElmer granted the Company a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty bearing license under specified patents. The license from PerkinElmer grants the Company rights under certain patents to produce and commercialize certain of the reagents used in some applications on the HeliScope system, which contain chemicals purchased from PerkinElmer. In exchange for rights licensed from PerkinElmer, the Company is obligated to pay PerkinElmer a portion of the Company's net revenue from the sale of reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement. The Company has the right to terminate the agreement at any time upon 90 days written notice to PerkinElmer. Each party has the right to terminate the agreement upon breach by the other party subject to notice and an opportunity to cure. The agreement also terminates upon the occurrence of specified bankruptcy events. PerkinElmer has the sole right under the agreement to enforce the licensed patents. There has been no expense recorded for this agreement for any period from May 9, 2003 (inception) through December 31, 2008.

Operating leases

        In January 2004, the Company entered into a sublease and a direct operating lease for office and laboratory space. The sublease expired on April 30, 2005. The direct lease commenced thereafter from May 1, 2005 and expired on December 31, 2005. As provided in the facility lease, the Company deposited $40,000 for the sublease and $30,000 for the direct lease in escrow for security. At December 31, 2008, the Company has no further obligations under this agreement.

        In December 2005, the Company entered into an operating lease for new office and laboratory space. The lease expires in August 2009. In connection with this lease agreement, the Company entered into a letter of credit in the amount of $450,000, naming the Company's landlord as beneficiary. In October 2008, the letter of credit was decreased to $225,000 pursuant to the lease agreement which allows for a fifty percent reduction provided that the Company was not in default and that the lease was in full force and effect. As of December 31, 2008, the Company has classified the $225,000 letter of credit as restricted cash on the consolidated balance sheet. Additionally, in connection with the lease agreement, the Company received lease incentives from the landlord of certain leasehold

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

improvements. The Company recorded the lease incentives as a liability and is amortizing them over the lease term as a reduction in rent expense. For the years ended December 31, 2007 and 2008, the Company recorded $146,000 and $149,000, respectively, as a reduction in rent expense for this amortization. The Company has recorded a liability for these lease incentives at December 31, 2007 and 2008 of $258,000 and $109,000, respectively, of which $149,000 and $105,000 is recorded in accrued expenses and other current liabilities at December 31, 2007 and 2008, respectively, and $109,000 and $4,000 is recorded in other long-term liabilities at December 31, 2007 and 2008, respectively, on the accompanying consolidated balance sheet.

        In February and December 2007 and July 2008, the Company amended its existing operating lease for office and laboratory space to include additional office space in the same building, which will result in additional cash payments of approximately $656,000 and $164,000 for each of the years ending December 31, 2009 and 2010.

        Future minimum lease payments under operating leases as of December 31, 2008 are as follows (in thousands):

2009	$1,280
2010	164
Thereafter	—

Total minimum lease payments	$1,444

        Total rent expense was $939,000, $1.3 million, $1.9 million and $4.7 million for the years ended December 31, 2006, 2007, and 2008, and the period from May 9, 2003 (date of inception) through December 31, 2008, respectively.

        The Company records rent expense on a straight-line basis over the term. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2007 and 2008 of $185,000 and $159,000, respectively, of which $57,000 and $140,000 is recorded in accrued expenses and other current liabilities at December 31, 2007 and 2008, respectively, and $128,000 and $19,000 is recorded in other long-term liabilities at December 31, 2007 and 2008, respectively, on the accompanying consolidated balance sheet.

8. Long-Term Debt

Line of credit facility and security agreement

        In June 2006, the Company entered into a line of credit facility and security agreement (the "Credit Facility") with General Electric Capital Corporation ("GE Capital"). The Credit Facility provides that the Company may borrow up to $8.0 million at an interest rate based on the Federal Reserve's 3 year Treasury Constant Maturities Rate. The end of the advance period was December 31, 2007. The proceeds of the Credit Facility may be used for the purchase of equipment, and is collateralized by specific equipment assets. Payments are required to be made on a monthly basis, of which, the first 6 months will be interest-only payments and then 30 months of principal and interest for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of December 31, 2007 and 2008, advances on the Credit

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Debt (Continued)

Facility were $2.5 million at a weighted-average interest rate of 10.1%. As of December 31, 2007 and 2008, the outstanding balance on the Credit Facility was $1,787,000 and $799,000, respectively.

Loan and security agreement

        In December 2007, the Company entered into a loan and security agreement with two lenders including GE Capital Corporation, which is serving as agent. The loan agreement provided that the Company may borrow up to $20.0 million at an interest rate equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.84% plus (ii) 6.11%. The initial term loan was made in December 2007 in an aggregate principal amount equal to $10.0 million.

        In June 2008, the Company entered into a second amendment to the loan and security agreement with two lenders including GE Capital Corporation. A subsequent term loan was made upon execution of the amendment in an aggregate principal amount equal to $10.0 million. The loan amendment provided that the interest rate for the subsequent term loan is equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.17% plus (ii) 8.33%. The loan agreement, as amended, contained affirmative and negative covenants to which the Company and its subsidiaries must adhere. Pursuant to the amendment, the Company was required to maintain, at all times, unrestricted cash in its bank account equal to at least $10.0 million. The proceeds of the loan agreement were collateralized by essentially all of the Company's assets. Payments are required to be made on a monthly basis. For the initial term loan, interest-only payments were required for the first five months. Thereafter, for the following 31 months, payments of principal and interest will be due. For the subsequent term loan, principal and interest payments are required for the 36 month term of the loan.

        In December 2008, the Company entered into an additional amendment to the loan and security agreement with certain lenders including GE Capital Corporation. The amendment amended the prepayment provisions of the loan and security agreement to allow the Company to make a prepayment of $10.0 million (the "Pay Down Amount") without incurring any prepayment penalties. Pursuant to the amendment, the Company made a prepayment, equal to the Pay Down Amount, in December 2008. In connection with such prepayment, and in lieu of the 4% final payment fee with respect to the Pay Down Amount, the amendment provides that the Company will pay a fee equal to 2% of the initial $10.0 million term loan, payable on the earlier of (a) January 31, 2011 and (b) the maturity date for the subsequent term loan.

        The amendment further provides that the Company's obligations under the loan agreement, as amended, are no longer secured by a cash amount of $10.0 million. As such, this amount is no longer classified as restricted cash as of December 31, 2008. Such obligations continue to be secured under various collateral documents by interests in substantially all of the Company's personal property, including the pledge of the stock of its wholly-owned subsidiary, and proceeds of any intellectual property, but not by its intellectual property.

        As of December 31, 2008, the loan agreement did not require the Company to comply with any financial covenants.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Debt (Continued)

        As of December 31, 2008, advances on the loan agreement, as amended, were $20.0 million at an interest rate of 11.5%. As of December 31, 2007 and 2008, the outstanding balance on the loan agreement was $10.0 million and $7.1 million, respectively.

        As of December 31, 2008, loan payable payments are due as follows (in thousands):

2009	$4,038
2010	3,152
2011	2,439
Thereafter	—

Total future minimum payments	9,629
Less: amount representing interest	(1,768)
Less: debt discount	(567)
Add: amortization of debt discount	564

Carrying value of debt	7,858
Less: current portion	3,323

Long-term obligations	4,535

Redeemable convertible preferred stock warrant

        In connection with the execution of the Credit Facility, the Company issued a warrant to GE Capital to purchase 62,016 shares of Series B redeemable convertible preferred stock. The warrants had an exercise price of $1.29 per share and expired on the earlier of (i) June 2013; or (ii) two years from the effective date of a Qualified IPO, as defined. In the event of a liquidation event, including the completion of an initial public offering, the warrants, if not exercised, will be converted into warrants to purchase common stock. The fair value of the warrants was estimated at $70,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 74%, risk free interest rate of 5.1%, expected life of seven years and no dividends. Expected volatility was based on the volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that completed initial public offerings within the last ten years. The fair value of the warrants was recorded as a liability. Debt issuance costs of $70,000 were amortized to interest expense over the advance period of eighteen months. A total of $25,000 and $45,000 was amortized to interest expense during the years ended December 31, 2006 and 2007, respectively.

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

8. Long-Term Debt (Continued)

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

Common stock warrants

        In connection with the execution of the June 2008 amendment to the loan and security agreement with two lenders including GE Capital Corporation, the Company issued warrants to the two lenders to purchase an aggregate of 110,000 shares of common stock. The warrants have an exercise price of $4.80 per share and expire in June 2014. The fair value of the warrants was estimated at $337,000 using a Black-Scholes model with the following assumptions: expected volatility of 65.4%, risk free interest rate of 3.4%, expected life of six years and no dividends. Expected volatility was based on the volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that completed initial public offerings within the last ten years. The fair value of the warrants was recorded as equity and a debt discount and will be amortized to interest expense over the term of the loan.

9. Redeemable Convertible Preferred Stock

        As discussed at Note 2, on May 24, 2007, upon completion of the Company's IPO, 59,189,998 shares of redeemable convertible preferred stock were automatically converted into 13,153,293 shares of common stock.

        As of December 31, 2006, the Company had 59,314,030 authorized shares of preferred stock, of which 28,182,246 are designated as Series A redeemable convertible preferred stock and 31,131,784 are designated as Series B redeemable convertible preferred stock. As of December 31, 2007 and 2008, the Company has 5,000,000 authorized and no shares issued or outstanding.

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

        In January 2007, the Company sold an additional 15,503,876 shares of Series B redeemable convertible preferred stock, at a price of $1.29 per share, resulting in proceeds of approximately

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Redeemable Convertible Preferred Stock (Continued)

$20.0 million. This issuance of Series B redeemable convertible preferred stock contained a beneficial conversion feature as the estimated fair value of the Company's common stock on the date of issuance was in excess of the $1.29 per share conversion price. As the shares of Series B redeemable convertible preferred stock can be immediately converted into shares of common stock at the option of the holder, the beneficial conversion feature of $18.1 million was recorded as an immediate charge to the consolidated statement of operations and a corresponding credit to additional paid-in capital.

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

Liquidation preferences

        In the event of liquidation, dissolution, merger, sale or winding-up of the Company, the holders of the Series A and Series B redeemable convertible preferred stock were entitled to receive, prior to and in preference of the holders of common stock, an amount equal to the greater of (i) $0.9555 and $1.29 per share (subject to certain standard antidilution adjustments), respectively, plus any accrued but

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Redeemable Convertible Preferred Stock (Continued)

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

10. Common Stock

        In December 2008, the Company entered into a securities purchase agreement ("Offering") with certain investors pursuant to which it sold a total of 42,753,869 units (the "Units"), each Unit consisting of (i) one share of common stock (collectively, the "Shares") and (ii) one warrant (collectively, the "Warrants") to purchase 0.6 shares of common stock at an exercise price of $0.45 per share, for a purchase price of $0.435 per unit (representing the closing bid price plus an additional amount for the warrants) (the "Offering"). The closing of the transaction occurred on December 23, 2008. In connection with the Offering, the Company raised approximately $18.6 million in gross proceeds. After paying $813,000 in placement agent fees and offering expenses, the net proceeds were $17.8 million.

        In connection with the Offering, the Company issued warrants to purchase an aggregate of 25,652,333 shares of common stock which are exercisable immediately. The warrants have an exercise price of $0.45 per share and have a five year term. The relative fair value of the warrants was estimated at $4,449,397 using a Black-Scholes model with the following assumptions: expected volatility of 66.15%, risk free interest rate of 1.53%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that completed initial public offerings within the last ten years. The relative fair value of the warrants was recorded in the equity section of the balance sheet.

        In connection with the Offering, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with each of the investors. The Registration Rights Agreement

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Common Stock (Continued)

provides that the Company file a "resale" registration statement (the "Registration Statement") covering all of the Shares and the shares issuable upon exercise of the Warrants (the "Warrant Shares"), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission ("SEC") regulations, within 30 days of the closing of the Offering. The Company filed the Registration Statement with the SEC on January 22, 2009 (File No. 333-156885), which was amended on February 13, 2009. Under the terms of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or if, at any time after six months following the closing of the Offering, the Company ceases to be current in periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

        In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," ("EITF 00-19-2"), which addresses an issuer's accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with US GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company applied the recognition and measurement provisions of EITF 00-19-2 to the registration rights associated with the Registration Rights Agreement. As result, the Company believes that the contingent obligation to make future payments is not probable under EITF 00-19-2 and as such has recorded no liability associated with these registration rights.

        As of December 31, 2007 and 2008, the Company had 120,000,000 shares of common stock authorized. As of December 31, 2007 and 2008, the Company had 20,983,638 and 63,808,282 shares issued and outstanding, respectively. As of December 31, 2008, the Company had reserved 25,762,333 shares of common stock for issuance to common stockholders upon exercise of common stock warrants. As of December 31, 2007 and 2008, the Company has reserved 2,194,663 and 2,679,614 shares of common stock, respectively, for future issuance upon exercise of common stock options.

        Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company's Board of Directors.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

        There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company's deferred tax assets at December 31, 2007 and 2008 are as follows (in thousands):

	December 31,
	2007	2008
Deferred tax assets:
Net operating loss carryforwards	$24,204	$39,764
Research and development credit carryforwards	3,430	4,323
Depreciation and amortization	4,336	4,374
Allowances and reserves	328	1,859

	32,298	50,320
Less: Valuation allowance	(32,298)	(50,320)

Net deferred tax assets	$—	$—

        As of December 31, 2008, the Company has federal and state net operating losses ("NOL") of approximately $97.3 million and $98.0 million, respectively, as well as federal and state research and development credits of approximately $2.9 million and $2.2 million, respectively, which may be available to reduce future taxable income and taxes. Federal NOLs and research and development credits each begin to expire in 2024. State NOLs and research and development credits begin to expire in 2009 and 2019, respectively. As required by SFAS No. 109 "Accounting for Income Taxes," the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOLs. Management has determined that is it more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and, as a result, a valuation allowance of $32.3 million and $50.3 million has been established at December 31, 2007 and 2008, respectively.

        A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
	2006	2007	2008
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal tax benefit	6.0%	6.2%	5.9%
Research and development credits	4.4%	4.4%	1.8%
Other	(1.5)%	(2.1)%	(2.1)%
Increase in valuation allowance	(42.9)%	(42.5)%	(39.6)%

Effective tax rate	0.0%	0.0%	0.0%

        On January 1, 2007, the Company adopted the provisions of FIN No. 48. The Company has no amounts recorded for any unrecognized tax benefits as of January 1, 2007, December 31, 2007 or December 31, 2008. In addition, the Company did not record any amount for the implementation of

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

FIN 48. The Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of January 1, 2007, December 31, 2007, and December 31, 2008, the Company had no accrued interest or tax penalties recorded. Each of the Company's income tax return reporting periods since May 9, 2003 (date of inception) are open to income tax audit examination by the federal and state tax authorities.

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

12. Stock-Based Compensation

        In 2003, the Company's Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Stock Plan"). The 2003 Stock Plan provides for the granting of incentive and non-qualified stock options, restricted stock and other equity awards to employees, officers, directors, consultants and advisors of the Company. Provisions such as vesting, repurchase and exercise conditions and limitations are determined by the Board of Directors on the grant date. The Company's 2007 Stock Option and Incentive Plan ("2007 Stock Plan") was adopted by the Company's Board of Directors in April 2007 and approved by the Company's stockholders in May 2007. The 2007 Stock Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The 2007 Stock Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each January 1, beginning in 2008, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lower number of shares of common stock as determined by the Board of Directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Option Plan also will be available for future awards. In addition, available shares under the Company's 2003 Stock Plan, including as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards,

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

are automatically made available for issuance under the 2007 Option Plan. The maximum number of shares of common stock that may be issued pursuant to the 2007 Stock Plan as of December 31, 2008 is 2,384,529. As of December 31, 2008, 1,022,169 shares of common stock are available for issuance under the 2007 Stock Plan.

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

Stock options

        During the years ended December 31, 2006, 2007, 2008 and the period from May 9, 2003 (date of inception) to December 31, 2008, the Company granted 581,755, 1,572,749, 1,163,091 and 3,476,264 stock options, respectively to certain employees and directors. The vesting of these awards is time-based and the restrictions typically lapse 25% after one year and monthly thereafter for the next 36 months.

        During the years ended December 31, 2006, 2007, 2008 and the period from May 9, 2003 (date of inception) to December 31, 2008, the Company granted 6,666, 13,332, 0 and 97,530 stock options, respectively to certain nonemployees in exchange for certain consulting services. Vesting on these awards is time-based and the vesting periods range from immediate vesting on grant date to a four-year period. The Company recorded a stock-based compensation charge on these awards following the guidance of EITF No. 96-18, and the accelerated vesting method as described in FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an Interpretation of APB Opinion No. 15 and 25."

        The exercise price of each stock option shall be specified by the Board of Directors at the time of grant. The vesting period for each stock option is specified by the Board of Directors at the time of grant and is generally over a four-year period. The stock options expire ten years after the grant date.

        The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that have completed initial public offerings within the last ten years. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. SFAS No. 123(R) requires forfeitures to be estimated at the time of

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the years ended December 31, 2007 and 2008, because substantially all of the Company's stock option grants vest monthly, stock-based employee compensation expense includes the actual impact of forfeitures. The relevant data used to determine the value of the stock option grants is as follows:

	December 31,
	2006	2007	2008
Weighted average risk-free interest rate	4.8%	4.5%	2.7%
Expected life in years	7.0	6.2	6.0
Expected volatility	75.7%	72.1%	65.6%
Expected dividends	0.0%	0.0%	0.0%

        A summary of stock option activity for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value as of December 31, 2008 (in thousands)
Balance at December 31, 2007	2,194,663	$7.86
Granted	1,163,091	$5.85
Exercised	(22,850)	$0.51
Forfeited	(587,259)	$8.12
Expired	(68,031)	$9.10

Balance at December 31, 2008	2,679,614	$6.97	8.5	$—

Exercisable at December 31, 2008	1,117,019	$6.22	7.7	$—
Vested and unvested expected to vest
at December 31, 2008	2,456,749	$6.97	8.5	$—

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

        From May 9, 2003 (date of inception) through December 31, 2008, there were 3,573,794 stock options granted, of which 105,119 were exercised, 687,814 were forfeited, and 101,246 had expired through December 31, 2008. The weighted average exercise prices of stock option grants, exercises, forfeitures, and expirations from May 9, 2003 (date of inception) through December 31, 2008 was $7.02 per share, $0.49 per share, $7.80 per share and $9.70 per share, respectively.

        The aggregate intrinsic value is calculated based on the positive difference between the fair value of the Company's common stock on December 31, 2008 of $0.39 per share and the exercise price of the underlying options. Because the fair value of the Company's common stock on December 31, 2008 is lower than the exercise price of the underlying options, there is no aggregate intrinsic value.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        The weighted-average grant-date fair value of grants of stock options was $3.06 per share, $10.57 per share, and $3.60 for the years ended December 31, 2006, 2007 and 2008, respectively.

        The total intrinsic value of stock options exercised was $285,000, $83,000, and $283,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2008:

Options outstanding			Options exercisable
Range of exercise prices	Number of stock options	Weighted average remaining life (years)	Number of stock options	Weighted average exercise price	Weighted average remaining life (years)
$ 0.45–$ 0.98	106,199	6.5	86,207	$0.45	6.1
$ 1.80–$ 4.93	1,101,401	8.6	442,006	$1.80	7.2
$ 5.93–$ 7.85	235,406	9.2	44,444	$7.85	8.6
$ 8.20–$10.85	573,098	8.6	225,689	$9.52	8.6
$11.07–$12.36	663,510	8.4	318,673	$11.34	8.2

	2,679,614	8.5	1,117,019	$6.22	7.7

Restricted stock

        During the years ended December 31, 2006, 2007 and 2008, and the period from May 9, 2003 (date of inception) to December 31, 2008, the Company granted 394,444, 56,757, 190,000 and 1,296,755 shares of restricted stock, respectively to certain employees. The vesting of these awards is time-based. For restricted stock granted prior to December 31, 2007, the restrictions typically lapse 25% after one year and quarterly thereafter for the next 3 years. For restricted stock granted during 2008, the vesting periods range from quarterly vesting over six fiscal quarters to a two-year vesting period, with 50% vesting on each anniversary of the grant date.

        During the years ended December 31, 2006, 2007 and 2008, and the period from May 9, 2003 (date of inception) to December 31, 2008, the Company granted 1,111, 2,222, 0 and 635,013 shares of restricted stock, respectively to certain nonemployees in exchange for certain consulting services. Vesting on these awards is time-based and the vesting periods range from immediate vesting on grant date to a four-year period. The Company recorded a stock-based compensation charge on these awards following the guidance of EITF No. 96-18, and the accelerated vesting method as described in FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an Interpretation of APB Opinion No. 15 and 25."

        For employee and nonemployee restricted stock awards granted before January 1, 2007, the employee or nonemployee paid the Company cash in an amount up to the fair market value of the award. If the employee ceases employment with the Company, or if the nonemployee terminates the service arrangement, the employee or nonemployee is automatically entitled to be refunded the cash paid for any unvested awards. At the time the cash is received, the Company records the cash as subscription payable in the consolidated balance sheet, and the amount is reclassified to additional paid-in capital over the vesting period. At December 31, 2007 and 2008, the Company had $127,000 and $37,000, respectively, recorded as subscription payable, of which $52,000 and $25,000 was recorded

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

to accrued expenses and other current liabilities at December 31, 2007 and 2008, respectively, and $75,000 and $12,000 was recorded to other long-term liabilities at December 31, 2007 and 2008, respectively.

        A summary of restricted stock activity during the year ended December 31, 2008 is as follows:

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value as of December 31, 2008 (in thousands)
Balance of unvested restricted stock at December 31, 2007	277,593	$6.56
Granted	190,000	$4.84
Vested	(100,360)	$6.04
Forfeited	(138,533)	$6.59

Balance of unvested restricted stock at December 31, 2008	228,700	$5.51	1.6	$—

        From May 9, 2003 (date of inception) through December 31, 2008, there were 1,931,768 shares of restricted stock granted, at a weighted average grant date fair value of $1.94, of which 1,464,536 were fully vested at December 31, 2008, with a weighted average grant date fair value of $0.98.

        The aggregate intrinsic value is calculated based on the positive difference between the fair value of the Company's common stock on December 31, 2008 of $0.39 per share and the estimated fair value of the Company's common stock at the date of grant. Because the fair value of the Company's common stock on December 31, 2008 is lower than the fair value of the Company's common stock at the date of grant, there is no aggregate intrinsic value.

        The total intrinsic value of restricted stock vested was $1.4 million, $1.7 million and $0 for the years ended December 31, 2006. 2007 and 2008, respectively.

        In March 2005, in connection with the AZTE License Agreement, the Company issued 88,888 shares of restricted common stock, which vest in two equal installments upon the achievement of separate milestones. In May 2006, due to the successful issuance of a U.S. patent, 44,444 shares of the restricted common stock vested. The vesting of 44,444 shares of restricted common stock resulted in a charge to research and development expense of $127,000 based on the fair value of the Company's common stock at the time the milestone was achieved. The remaining 44,444 shares of restricted common stock will vest immediately upon the successful issuance of a second U.S. patent. The 44,444 unvested shares are not included in the summary of restricted stock activity.

        In July 2006, the Company sold 44,444 shares of fully vested common stock to an executive for cash at a price of $0.59 per share. The fair value of the Company's common stock at the time of grant was $5.58 per share, resulting in an intrinsic value of $4.99 per share. During the year ended December 31, 2006, the Company recorded a charge to selling, general and administrative expenses of $221,000 relating to the grant of these shares of common stock.

        The Company recorded stock-based compensation expense to the extent that the fair value of the Company's common stock at the date of the grant exceeded the exercise price of the equity awards.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        The Company recognized stock-based compensation expense on all employee and nonemployee awards as follows (in thousands):

	Year Ended December 31,			Period from May 9, 2003 (date of inception) through December 31, 2008
	2006	2007	2008
Selling, general and administrative	$1,180	$2,372	$3,217	$6,971
Research and development	99	1,024	1,321	2,458

Total	$1,279	$3,396	$4,538	$9,429

        Total unrecognized stock-based compensation expense for all stock-based awards was approximately $8.0 million at December 31, 2008, of which $3.4 million will be recognized in 2009, $2.8 million in 2010, $1.5 million in 2011 and $277,000 thereafter. This results in these amounts being recognized over a weighted-average period of 1.3 years.

13. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock, redeemable convertible preferred stock and warrants have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the years ended December 31, 2006, 2007 and 2008, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	December 31,
	2006	2007	2008
Stock options	711,775	2,194,663	2,679,614
Unvested restricted stock	591,480	322,037	273,144
Warrants	18,040	—	25,762,333
Redeemable convertible preferred stock	9,707,997	—	—

	11,029,292	2,516,700	28,715,091

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Related Party Transactions

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

        In September 2003, the Company entered into a consulting arrangement with a board member and scientific founder of the Company. Under this agreement, the Company paid this board member and scientific founder $120,000 and $120,000 for the years ended December 31, 2004 and 2005, respectively. At December 31, 2005, this arrangement was discontinued and the board member and scientific founder resigned from the Board of Directors.

        In September 2006, the Company loaned $28,000 to an officer, of which $4,000 was outstanding at December 31, 2006 and was recorded as a subscription receivable in the stockholders' equity (deficit) section of the consolidated balance sheet. The $4,000 was repaid to the Company in January 2007.

15. 401(k) Plan

        The Company has a 401(k) income deferral plan (the "Plan") for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2006, 2007 and 2008.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Unaudited Quarterly Results

        The Company's unaudited quarterly results are summarized below (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Grant revenue	$92	$143	$230	$117	$113	$251	$202	$206
Product revenue	—	—	—	—	—	—	—	36

Total revenue	92	143	230	117	113	251	202	242

Costs and expenses
Cost of product revenue	—	—	—	—	—	—	—	10
Research and development	5,385	5,298	7,242	6,833	5,705	7,083	5,644	6,183
General and administrative	3,251	3,310	3,615	4,136	6,184	4,830	5,403	3,722

Total costs and expenses	8,636	8,608	10,857	10,969	11,889	11,913	11,047	9,915

Operating loss	(8,544)	(8,465)	(10,627)	(10,852)	(11,776)	(11,662)	(10,845)	(9,673)
Interest income	267	427	736	530	338	145	124	63
Interest expense	(73)	(34)	(73)	(97)	(360)	(370)	(734)	(901)

Net loss	(8,350)	(8,072)	(9,964)	(10,419)	(11,798)	(11,887)	(11,455)	(10,511)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	(18,140)	—	—	—	—	—	—	—

Net loss attributable to common stockholders	$(26,490)	$(8,072)	$(9,964)	$(10,419)	$(11,798)	$(11,887)	$(11,455)	$(10,511)

Net loss attributable to common stockholders per share—basic and diluted	$(17.90)	$(0.87)	$(0.48)	$(0.50)	$(0.57)	$(0.57)	$(0.55)	$(0.42)

Weighted average number of common shares used in computation—basic and diluted	1,480,130	9,294,298	20,573,636	20,639,115	20,688,578	20,726,679	20,741,822	24,914,939

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2008. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

Management's Report on Internal Control over Financial Reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, the Company's management concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors and executive officers is incorporated by reference herein from the information to be contained in our definitive proxy statement (the "2009 Definitive Proxy Statement") for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2008.

        The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in our 2009 Definitive Proxy Statement.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in our 2009 Definitive Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in our 2009 Definitive Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in our 2009 Definitive Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in our 2009 Definitive Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Form 10-K:

        (1)   Consolidated Financial Statements:

Page
Report of independent registered public accounting firm	57
Consolidated balance sheets as of December 31, 2007 and December 31, 2008	58
Consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008, and the period from May 9, 2003 (date of inception) to December 31, 2008	59
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the period from May 9, 2003 (date of inception) to December 31, 2003, and the years ended December 31, 2004, 2005, 2006, 2007 and 2008	60
Consolidated statements of cash flows for the years ended December 31, 2006, 2007 and 2008, and the period from May 9, 2003 (date of inception) to December 31, 2008	64
Notes to consolidated financial statements	65

        (2)   Financial Statement Schedules:    These Schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

        (3)   Exhibits:

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1		Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
3.2
Amended and Restated By-laws of the Registrant (Incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
4.1		Specimen Stock Certificate (Incorporated by reference herein to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
4.2	+	Form of Warrant between the Registrant and the Lenders (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008).
4.3		Form of Warrant (Incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
10.1
Master Loan Agreement by and between the Registrant and General Electric Capital Corporation, dated June 9, 2006 (Incorporated by reference herein to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).

Exhibit Number		Description of Document
10.2		Lease Agreement by and between the Registrant and Lincoln Property Company, dated December 30, 2005 (Incorporated by reference herein to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.3
Lease Agreement by and between the Registrant and Cummings Properties, LLC, dated February 1, 2006 (Incorporated by reference herein to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.4
2003 Stock Option and Incentive Plan and forms of agreements thereunder (Incorporated by reference herein to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.5	†
License Agreement between the Registrant and California Institute of Technology, dated November 30, 2003 (Incorporated by reference herein to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.6
License Agreement between the Registrant, Roche Diagnostics GMBH and Roche Diagnostics Corporation, dated June 7, 2004 (Incorporated by reference herein to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.7	†
License Agreement between the Registrant and Arizona Technology Enterprises, dated March 16, 2005 (Incorporated by reference herein to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.8		Form of Indemnification Agreement (Incorporated by reference herein to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.9
Amended and Restated Investor Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 1, 2006 (Incorporated by reference herein to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.10	†
Amendment to License Agreement Having an Effective Date of March 7, 2007 between California Institute of Technology and the Registrant (Incorporated by reference herein to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.11	+
Employee Offer Letter, dated as of October 15, 2003, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.12	+*	Amended and Restated Management Incentive Bonus Plan of the Registrant as of December 11, 2008.
10.13	†
License and Supply Agreement, having an effective date of April 23, 2007 between PerkinElmer LAS, Inc. and the Registrant (Incorporated by reference herein to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).

Exhibit Number		Description of Document
10.14		Amendment to the Amended and Restated Investor Rights Agreement dated as of May 7, 2007 (Incorporated by reference herein to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.15	+
Change in Control Agreement, dated as of May 2, 2007, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.16	+
Change in Control Agreement, dated as of May 7, 2007, by and between Stephen J. Lombardi and the Registrant (Incorporated by reference herein to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.17	+
Non-Employee Director Compensation Policy (Incorporated by reference herein to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.18	+
2007 Stock Option and Incentive Plan and forms of agreement thereunder, as amended (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008).
10.19	+
Change in Control Agreement between the Company and J. William Efcavitch, dated August 8, 2007 (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007).
10.20	†
Loan and Security Agreement by and between the Registrant and General Electric Capital Corporation, dated December 31, 2007 (Incorporated by reference herein to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008).
10.21	+
Offer Letter between the Registrant and Stephen P. Hall dated April 25, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on May 1, 2008).
10.22	+
Change in Control Agreement between the Registrant and Stephen P. Hall dated April 25, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on May 1, 2008).
10.23	+
Second Amendment to Loan and Security Agreement by and between the Registrant, the Lenders and General Electric Capital Corporation, dated June 27, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008).
10.24	+
Offer Letter between the Registrant and Stephen J. Lombardi, dated August 19, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 20, 2008).
10.25	+
Amended and Restated Change in Control Agreement between the Registrant and Stephen J. Lombardi, dated August 19, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 20, 2008).

Exhibit Number		Description of Document
10.26	+	Severance and Consulting Services Agreement, by and between the Registrant and Stanley N. Lapidus, dated as of September 12, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 12, 2008).
10.27	+
Consultant Agreement between the Registrant and Stanley N. Lapidus, dated as of December 5, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 8, 2008).
10.28	+	Corporate Officer Severance Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 17, 2008).
10.29	+
Securities Purchase Agreement between the Registrant and each of the Purchasers identified therein, dated December 19, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
10.30	+
Registration Rights Agreement between the Registrant and each of the Purchasers identified therein, dated December 19, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
10.31	+
Third Amendment to the Loan and Security Agreement among the Registrant, the Lenders and General Electric Capital Corporation, dated as of December 29, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 30, 2008).
10.32	+
Change in Control Agreement by and between the Registrant and Ronald A. Lowy, dated as of January 28, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on January 30, 2009).
21.1		Subsidiary of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
23.1	*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certifications pursuant to 18 U.S.C. Section 1350.

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

Dated: March 30, 2009	/s/ RONALD A. LOWY Ronald A. Lowy Chief Executive Officer (Principal Executive Officer)
Dated: March 30, 2009	/s/ STEPHEN P. HALL Stephen P. Hall Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

        We, the undersigned officers and directors of Helicos BioSciences Corporation, hereby severally constitute and appoint Ronald A. Lowy and Stephen P. Hall, our true and lawful attorneys, with full power to them to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Helicos BioSciences Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STANLEY N. LAPIDUS Stanley N. Lapidus	Chairman of the Board of Directors	March 30, 2009
/s/ RONALD A. LOWY Ronald A. Lowy	Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2009
/s/ STEPHEN J. LOMBARDI Stephen J. Lombardi	President, Director	March 30, 2009
/s/ STEPHEN P. HALL Stephen P. Hall	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2009

Signature	Title	Date

/s/ NOUBAR B. AFEYAN, PHD Noubar B. Afeyan, PhD	Director	March 30, 2009
/s/ ELISABETH K. ALLISON, PHD Elisabeth K. Allison, PhD	Director	March 30, 2009
/s/ BRIAN G. ATWOOD Brian G. Atwood	Director	March 30, 2009
/s/ PETER BARRETT, PHD Peter Barrett, PhD	Director	March 30, 2009
/s/ ROBERT F. HIGGINS Robert F. Higgins	Director	March 30, 2009
/s/ THEO MELAS-KYRIAZI Theo Melas-Kyriazi	Director	March 30, 2009

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1		Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
3.2
Amended and Restated By-laws of the Registrant (Incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
4.1		Specimen Stock Certificate (Incorporated by reference herein to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007)
4.2	+	Form of Warrant between the Registrant and the Lenders (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008).
4.3		Form of Warrant (Incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
10.1
Master Loan Agreement by and between the Registrant and General Electric Capital Corporation, dated June 9, 2006 (Incorporated by reference herein to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.2
Lease Agreement by and between the Registrant and Lincoln Property Company, dated December 30, 2005 (Incorporated by reference herein to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.3
Lease Agreement by and between the Registrant and Cummings Properties, LLC, dated February 1, 2006 (Incorporated by reference herein to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.4
2003 Stock Option and Incentive Plan and forms of agreements thereunder (Incorporated by reference herein to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.5	†
License Agreement between the Registrant and California Institute of Technology, dated November 30, 2003 (Incorporated by reference herein to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.6
License Agreement between the Registrant, Roche Diagnostics GMBH and Roche Diagnostics Corporation, dated June 7, 2004 (Incorporated by reference herein to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).

Exhibit Number		Description of Document
10.7	†	License Agreement between the Registrant and Arizona Technology Enterprises, dated March 16, 2005 (Incorporated by reference herein to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.8		Form of Indemnification Agreement (Incorporated by reference herein to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.9
Amended and Restated Investor Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 1, 2006 (Incorporated by reference herein to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.10	†
Amendment to License Agreement Having an Effective Date of March 7, 2007 between California Institute of Technology and the Registrant (Incorporated by reference herein to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.11	+
Employee Offer Letter, dated as of October 15, 2003, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.12	+*	Amended and Restated Management Incentive Bonus Plan of the Registrant as of December 11, 2008.
10.13	†
License and Supply Agreement, having an effective date of April 23, 2007 between PerkinElmer LAS, Inc. and the Registrant (Incorporated by reference herein to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.14
Amendment to the Amended and Restated Investor Rights Agreement dated as of May 7, 2007 (Incorporated by reference herein to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.15	+
Change in Control Agreement, dated as of May 2, 2007, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.16	+
Change in Control Agreement, dated as of May 7, 2007, by and between Stephen J. Lombardi and the Registrant (Incorporated by reference herein to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.17	+
Non-Employee Director Compensation Policy (Incorporated by reference herein to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.18	+
2007 Stock Option and Incentive Plan and forms of agreement thereunder, as amended (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008).

Exhibit Number		Description of Document
10.19	+	Change in Control Agreement between the Company and J. William Efcavitch, dated August 8, 2007 (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007).
10.20	†
Loan and Security Agreement by and between the Registrant and General Electric Capital Corporation, dated December 31, 2007 (Incorporated by reference herein to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008).
10.21	+
Offer Letter between the Registrant and Stephen P. Hall dated April 25, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on May 1, 2008).
10.22	+
Change in Control Agreement between the Registrant and Stephen P. Hall dated April 25, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on May 1, 2008).
10.23	+
Second Amendment to Loan and Security Agreement by and between the Registrant, the Lenders and General Electric Capital Corporation, dated June 27, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008).
10.24	+
Offer Letter between the Registrant and Stephen J. Lombardi, dated August 19, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 20, 2008).
10.25	+
Amended and Restated Change in Control Agreement between the Registrant and Stephen J. Lombardi, dated August 19, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 20, 2008).
10.26	+
Severance and Consulting Services Agreement, by and between the Registrant and Stanley N. Lapidus, dated as of September 12, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 12, 2008).
10.27	+
Consultant Agreement between the Registrant and Stanley N. Lapidus, dated as of December 5, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 8, 2008).
10.28	+	Corporate Officer Severance Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 17, 2008).
10.29	+
Securities Purchase Agreement between the Registrant and each of the Purchasers identified therein, dated December 19, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
10.30	+
Registration Rights Agreement between the Registrant and each of the Purchasers identified therein, dated December 19, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).

Exhibit Number		Description of Document
10.31	+	Third Amendment to the Loan and Security Agreement among the Registrant, the Lenders and General Electric Capital Corporation, dated as of December 29, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 30, 2008).
10.32	+
Change in Control Agreement by and between the Registrant and Ronald A. Lowy, dated as of January 28, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on January 30, 2009).
21.1		Subsidiary of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
23.1	*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certifications pursuant to 18 U.S.C. Section 1350.

*
Filed herewith

†
Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

+
Indicates a management contract or any compensatory plan, contract or arrangement.