Form 10-Q
period 2009-03-31
HELICOS BIOSCIENCES CORP
filed 2009-05-14
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33484

HELICOS BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0587367 (I.R.S. Employer Identification No.)
One Kendall Square, Building 700, Cambridge, MA 02139 (617) 264-1800 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer, large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of April 30, 2009, was 64,655,624 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

		Page
Part I—Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets as of December 31, 2008 and March 31, 2009	3
	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2009 and the period from May 9, 2003 (date of inception) through March 31, 2009	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2009 and the period from May 9, 2003 (date of inception) through March 31, 2009	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	21
Part II—Other Information
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25

Part I—Financial Information

Item 1.    Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	December 31, 2008	March 31, 2009
ASSETS
Current assets
Cash	$19,713	$13,880
Accounts receivable	223	31
Unbilled government grant receivable	205	239
Inventory	6,830	6,698
Prepaid expenses and other current assets	235	338

Total current assets	27,206	21,186
Property and equipment, net	4,016	3,337
Restricted cash	225	225
Other assets	13	11

Total assets	$31,460	$24,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$789	$605
Accrued expenses and other current liabilities	1,652	1,843
Deferred revenue	623	131
Current portion of long-term debt	3,323	3,169

Total current liabilities	6,387	5,748
Long-term debt, net of current portion	4,535	3,959
Other long-term liabilities	35	6

Total liabilities	10,957	9,713
Commitments and contingencies
Stockholders' equity
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2008 and March 31, 2009 respectively; no shares issued and outstanding at December 31, 2008 and March 31, 2009	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2008 and March 31, 2009; 63,808,282 and 64,553,002 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	64	65
Additional paid-in capital	160,144	161,214
Deficit accumulated during the development stage	(139,705)	(146,233)

Total stockholders' equity	20,503	15,046

Total liabilities and stockholders' equity	$31,460	$24,759

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
			Period from May 9, 2003 (date of inception) through March 31, 2009
	2008	2009
Product revenue	$—	$963	$999
Grant revenue	113	239	1,752

Total revenue	113	1,202	2,751

Costs and expenses
Cost of product revenue	—	521	531
Research and development	5,705	4,093	80,453
Selling, general and administrative	6,184	2,851	50,806

Total costs and expenses	11,889	7,465	131,790

Operating loss	(11,776)	(6,263)	(129,039)
Interest income	338	40	4,099
Interest expense	(360)	(305)	(3,153)

Net loss	(11,798)	(6,528)	(128,093)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	(18,140)

Net loss attributable to common stockholders	$(11,798)	$(6,528)	$(146,233)

Net loss attributable to common stockholders per share—basic and diluted	$(0.57)	$(0.10)

Weighted average number of common shares used in computation—basic and diluted	20,688,578	63,498,663

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
			Period from May 9, 2003 (date of inception) through March 31, 2009
	2008	2009
Cash flows from operating activities:
Net loss	$(11,798)	$(6,528)	$(128,093)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	528	687	6,418
Amortization of lease incentive	(37)	(37)	(402)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	1,233	1,062	10,491
Noncash interest expense related to debt and warrants	66	89	641
Provisions on inventory	—	—	1,577
Changes in operating assets and liabilities:
Accounts receivable	—	192	(31)
Unbilled government grant receivable	4	(34)	(239)
Inventory	(4,054)	132	(8,530)
Prepaid expenses and other current assets	(21)	(103)	(338)
Deferred revenue	—	(492)	131
Accounts payable	332	(184)	605
Accrued expenses and other current liabilities	819	230	2,059
Other long-term liabilities	(83)	(25)	167

Net cash used in operating activities	(13,011)	(5,011)	(115,397)

Cash flows from investing activities:
Purchases of property and equipment	(1,489)	(8)	(9,500)
(Increase) decrease in restricted cash	—	—	(225)
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	—	—	34,709

Net cash used in investing activities	(1,489)	(8)	(9,725)

Cash flows from financing activities:
Proceeds from debt issuances	—	—	22,256
Payments on debt	(237)	(817)	(15,087)
Payments of debt issuance costs	—	—	(194)
Proceeds from initial public offering	—	—	49,011
Deferred initial public offering costs	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	66,405
Proceeds from bridge loan	—	—	350
Proceeds from issuance of common stock	—	—	17,811
Proceeds from issuance of restricted common stock	—	1	340
Payments to employees for cancelled restricted common stock	(41)	—	(104)
Proceeds from exercise of stock options	10	2	52

Net cash (used in) provided by financing activities	(268)	(814)	139,002

Net (decrease) increase in cash and cash equivalents	(14,768)	(5,833)	13,880
Cash and cash equivalents, beginning of period	52,683	19,713	—

Cash and cash equivalents, end of period	$37,915	$13,880	$13,880

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$212	$294	$2,075
Transfers from inventory to property and equipment	$—	$—	$255
Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$—	$—	$95
Issuance of common stock warrants	$—	$—	$6,021
Conversion of bridge loan to equity	$—	$—	$350
Beneficial conversion feature related to Series B redeemable convertible preferred stock	$—	$—	$18,140
Conversion of preferred stock to common stock	$—	$—	$66,755
Reclassification of preferred stock warrants to common stock warrants	$—	$—	$162

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

        Helicos BioSciences Corporation ("Helicos" or the "Company") is a life sciences company focused on innovative genetic analysis technologies for the research, drug discovery and clinical diagnostics markets. Helicos has developed a proprietary technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. Helicos is a Delaware corporation and was incorporated on May 9, 2003.

        The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at March 31, 2009, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects such losses to continue for at least two years as it continues to develop and commercialize its products. As of March 31, 2009, the Company had $13.9 million in cash. The Company believes that its existing cash, receipts from customers on sales of products, and interest income it expects to earn on invested cash balances will be sufficient to fund its operations into the first quarter of 2010. At some point prior to the end of the first quarter of 2010, the Company will need additional financing to support its activities. The Company will seek to fund its operations through public or private equity or debt financings or other sources, such as collaborations and licensing arrangements or partnerships. The worldwide financial markets are continuing to experience turmoil through the first quarter of 2009. These events have materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The Company's failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies. In December 2008, the Company implemented a 30% reduction in its workforce and took other measures to reduce its future operating costs. If the Company's current operating plan including forecasted sales for the remainder of 2009 does not materialize or if adequate additional funds are not available when required, the Company will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to the Company, or pursue merger or divestiture strategies.

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

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

        It is management's opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 included in the Company's Form 10-K.

2. Summary of Significant Accounting Policies

        In the Company's Form 10-K for the fiscal year ended December 31, 2008, our significant accounting policies were identified.

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

        During the quarter ended March 31, 2009, the Company obtained customer acceptance on an instrument system that was previously shipped to a customer in 2008 and, accordingly, recognized revenue of $829,000 in the quarter ended March 31, 2009. In addition, product revenue includes $134,000 of revenue recognized from the sale of proprietary reagents to customers in the quarter ended March 31, 2009.

Recent Accounting Pronouncements

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

(made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF No. 07-01 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51". This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. However, this statement may affect the accounting for non-controlling (or minority) interests in the future.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). This statement requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The statement is effective for transactions occurring on or after January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company's consolidated financial statements during the three months ended March 31, 2009. However, this statement may affect the accounting for any acquisition in the future.

        Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("SFAS No. 157") for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157", the Company has elected to defer implementation of SFAS No. 157 as it relates to the Company's non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of SFAS No. 157 to the Company's financial and non-financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company's financial results in any period.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. The components of inventory are as follows (in thousands):

	December 31, 2008	March 31, 2009
Raw materials	$1,277	$1,698
Work in process	3,238	1,812
Finished goods	2,315	3,188

Total inventory	$6,830	$6,698

4. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for both periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the three months ended March 31, 2008 and 2009, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	March 31,
	2008	2009
Stock options	2,340,633	3,916,068
Unvested restricted stock	214,906	961,836
Warrants	—	25,762,333

	2,555,539	30,640,237

5. Stock-Based Compensation

        The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	Three months ended March 31,
	2008	2009
($ in thousands)
Selling, general and administrative	$921	$681
Research and development	312	381

Total stock-based compensation expense	$1,233	$1,062

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Stock-Based Compensation (Continued)

        During the three months ended March 31, 2008, the Company granted 148,333 stock options at an exercise price of $12.36 per share and 50,600 stock options at an exercise price of $6.15 per share. In connection with the Company's 2008 Corporate Retention Program, in the first quarter of 2009, the Company granted stock options and restricted stock to all employees. During the three months ended March 31, 2009, the Company granted 1,409,521 stock options at an exercise price of $1.04 per share, and 82,260 stock options at an exercise price of $0.78 per share. During the three months ended March 31, 2009, the Company granted 745,895 shares of restricted stock.

        For the three months ended March 31, 2008 and 2009, the fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended March 31,
	2008	2009
Expected volatility	65.7%	63.0%
Expected option life	6 years	6 years
Weighted average risk-free interest rate	2.7%	1.7%
Expected annual dividend yield	none	none

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

        We shipped our first two Helicos Systems in 2008, one of which was ultimately returned. During the first quarter of 2009, we placed a third Helicos System at the Broad Institute of MIT and Harvard,

at no cost. Also in the first quarter of 2009, we installed a fourth Helicos System at an institution for scientific and commercial evaluation. We believe that we have incurred the substantial majority of the costs related to the development of the initial version of our Helicos System. In anticipation of future orders, shipments and placements, we are assembling and are testing multiple production units of our Helicos System. These future shipments of the Helicos Systems will be subject to various customer evaluation periods with acceptance criteria, and we expect the customer evaluation period to extend beyond the fiscal quarters in which commercial units are shipped. We continue to secure orders for the Helicos System and recognized revenue from one of our initial 2008 instrument shipments during the three months ended March 31, 2009. Future revenues from sales of our instruments, proprietary reagents and disposable supplies will depend on individual customer agreements, timing of the installation and turnover to customer, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our Helicos System, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. However, over time we would expect the sales of the reagents and disposable supplies to increase as our installed base of instruments grows and usage of these instruments increases.

        In December 2008, we raised approximately $17.8 million, after deducting placement agent fees and estimated offering expenses, through the issuance of 42,753,869 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.6 shares of common stock at an exercise price of $0.45 per share, for a purchase price of $0.435 per unit. Our cash burn during the first quarter of 2009 was $5.8 million. As of March 31, 2009, we had $13.9 million in cash. We believe that our existing cash, receipts from customers on sales of products, and interest income we expect to earn on invested cash balances will be sufficient to fund our operations into the first quarter of 2010. We expect to continue to incur operating losses for at least the next two years, and will need additional financing to support our activities. We will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and licensing arrangements or partnerships. The worldwide financial markets are continuing to experience turmoil through the first quarter of 2009. These events have materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. We do not know whether the additional capital which we will require will be available when and as needed, on favorable terms if at all, or that our actual cash requirements will not be greater than anticipated. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue business strategies. In December 2008, we implemented a 30% reduction in our workforce and took other measures to reduce our future operating costs. If our current operating plan including forecasted sales for the remainder of 2009 does not materialize or if adequate additional funds are not available to us when required, we will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us, or pursue merger or divestiture strategies.

        We were incorporated in Delaware in May 2003 under the name RareEvent Medical Corporation, renamed Newco LS6, Inc. in September 2003 and ultimately renamed Helicos BioSciences Corporation in November 2003. Our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at March 31, 2009, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Our fiscal year ends on December 31, and we operate as one reportable segment. Our corporate offices are located at One Kendall Square, Building 700, Cambridge, Massachusetts 02139.

Financial Overview

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute, a branch of the National Institutes of Health, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. We recognized revenue during the three months ended March 31, 2008 and 2009 of $113,000 and $239,000, respectively, in connection with this award. We will continue to recognize revenue under this grant as the related expenses are incurred.

Product revenue

        Product revenue for the three months ended March 31, 2009 consists of $829,000 of revenue recognized from the sale of an instrument that was shipped in 2008, as well as $134,000 of revenue recognized from the sale of proprietary reagents to customers.

Cost of product revenue

        Cost of product revenue for the three months ended March 31, 2009 consists of costs associated with the sale of instruments and proprietary reagents.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation. During the three months ended March 31, 2009, research and development expenses also included labor and overhead costs associated with the under-utilization of the manufacturing facility.

        Substantially all research and development expenses since our inception have been in connection with the launch of the initial version of the Helicos™ Genetic Analysis System and we believe that we have incurred the substantial majority of the development costs associated with the commercial launch of the first generation of the Helicos System through December 2007. However, additional costs were incurred during 2008 and the first quarter of 2009 to both maintain and enhance the initial version of the Helicos System in addition to development of new and different genetic analysis assays which will extend the capability of the initial version.

        Research and development expenses for the three months ended March 31, 2008 and 2009 were $5.7 million and $4.1 million, respectively. From 2008 to 2009, expenses decreased as we focused more of our efforts on manufacturing activities and spent less time on research and development activities.

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

        We believe that the Helicos System can potentially access a wide range of genetic analysis tests useful to the basic, pharmaceutical, and biomedical research and diagnostic markets. In addition, we have envisioned a series of performance enhancements to the chemistries and consumables used on the initial Helicos System which potentially serve to greatly enhance the sequencing throughput. Each of these research and development projects is dependent upon achieving technical objectives, which are inherently uncertain. As a result of these uncertainties, we are unable to predict to what extent we will receive cash inflows from the sale of future tests or from the future enhanced throughput. Our inability to complete these new research and development projects in a timely manner would significantly increase our capital requirements and would adversely impact our liquidity.

Selling, general and administrative expenses

        Selling, general and administrative expenses consist principally of salaries, benefits and stock-based compensation, consulting and professional fees, including patent related costs, general corporate costs and facility costs not otherwise included in research and development expenses or cost of product revenue.

        Selling, general and administrative expenses for the three months ended March 31, 2008 and 2009 were $6.2 million and $2.9 million, respectively. The decrease is due to the reduction in force implemented in December 2008, as well as a significant reduction in costs associated with ERP system enhancements, public company expenses, investor relations programs, and outside consultant costs related to Sarbanes-Oxley compliance.

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

        We incurred restructuring charges relating to one-time termination benefits of approximately $433,000 in the fourth quarter of 2008. These charges represent employee severance and termination costs which were paid out during the fourth quarter of 2008 and the first quarter of 2009.

        We estimate that this restructuring will result in annual cost savings of approximately $3.8 million, including salaries and benefits.

        A summary of restructuring activity at March 31, 2009 is as follows:

	Balance December 31, 2008	Payments/ Settlements	Balance March 31, 2009
($ in thousands)
Employee severance, benefits and related costs:
Research and development	$69	$(69)	$—
Selling, general and administrative	64	(64)	—

Total	$133	$(133)	$—

Overview of Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2009

        Grant revenue.    We recognized $113,000 and $239,000 of grant revenue during the three months ended March 31, 2008 and 2009, respectively. Grant revenue recognized during the three months ended March 31, 2008 and 2009 related to the reimbursement of expenses in connection with our government research grant.

        Product revenue.    We recognized $0 and $963,000 of product revenue during the three months ended March 31, 2008 and 2009, respectively. Product revenue recognized during the three months ended March 31, 2009 consists of $829,000 of revenue from the sale of an instrument that was shipped in 2008, as well as $134,000 of revenue from the sale of proprietary reagents to customers.

        Cost of product revenue.    We recorded $0 and $521,000 as cost of product revenue during the three months ended March 31, 2008 and 2009, respectively. Cost of product revenue consists of costs associated with the sale and placement of instruments and sale of proprietary reagents.

        Research and development expenses.    Research and development expenses during the three months ended March 31, 2008 and 2009 were as follows:

	Three months ended March 31,
	2008	2009	Change
($ in thousands)
Research and development	$5,705	$4,093	$(1,612)	-28%

        Research and development expenses decreased by $1.6 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. The majority of the decrease was due to a $1.2 million decrease in our salary and benefit expenses. This was a result of cost savings that were realized from the Reduction in Force Plan implemented in December 2008. In addition, there was an $819,000 decrease in product development costs, which included lab expenses, materials, supplies, temporary help and prototype expenses. In addition to our overall reduction in operating costs, our product development costs decreased as we moved toward manufacturing and production activities. The overall decrease was offset by a $530,000 charge for labor and overhead costs associated with the under-utilization of the manufacturing facility. We expect our research and development expenses to stay consistent throughout the remainder of 2009. However, as we gain commercial traction we will need to invest in future versions of our system.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the three months ended March 31, 2008 and 2009 were as follows:

	Three months ended March 31,
	2008	2009	Change
($ in thousands)
Selling, general and administrative	$6,184	$2,851	$(3,333)	-54%

        Selling, general and administrative expenses decreased by $3.3 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. The largest contributor to the decrease is a $1.1 million decrease in our salary and benefit expenses and a $256,000 decrease in stock compensation expense. This was a result of cost savings that were realized from the Reduction in Force Plan implemented in December 2008. In addition, our expenses related to public company activities decreased by $650,000. Such activities include investor relations programs, business insurance, and outside consulting fees associated with Sarbanes-Oxley compliance. We also spent $307,000 less on marketing programs and $372,000 less on costs associated with our outside legal expenses. We expect our selling, general and administrative expenses to stay consistent throughout the remainder of 2009. However, as we gain commercial traction we will need to expand our sales, marketing, and administrative functions.

        Interest income.    Interest income for the three months ended March 31, 2008 and 2009 was as follows:

	Three months ended March 31,
	2008	2009	Change
($ in thousands)
Interest income	$338	$40	$(298)	-88%

        The decrease in interest income from the three months ended March 31, 2008 compared to the three months ended March 31, 2009 was due primarily to decreased interest rates during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. In addition, interest income from the three months ended March 31, 2009 was lower than interest income from the same period in the prior year as a result of higher cash balances during the three months ended March 31, 2008, in connection with the remaining proceeds from the initial public offering ("IPO") effected in May 2007.

        Interest expense.    Interest expense for the three months ended March 31, 2008 and 2009 was as follows:

	Three months ended March 31,
	2008	2009	Change
($ in thousands)
Interest expense	$360	$305	$(55)	-15%

        The decrease in interest expense from the three months ended March 31, 2008 compared to the three months ended March 31, 2009 is attributable to the year over year decrease in our long-term debt obligations.

Liquidity and Capital Resources

        We have incurred losses since our inception in May 2003 and, as of March 31, 2009 we had an accumulated deficit of $146.2 million. We have financed our operations to date principally through the sale of preferred stock and common stock, including our IPO and a private placement of common stock and warrants, debt financing and interest earned on investments. Through March 31, 2009, we have received net proceeds of $66.8 million from the issuance of preferred stock, $65.3 million through the issuance of common stock, including our IPO and a private placement of common stock and warrants, $2.5 million in debt financing from a lender to finance equipment purchases, and $19.6 million in debt financing from a lender for working capital, capital expenditures and general corporate purposes. Working capital as of December 31, 2008 was $20.8 million, consisting of $27.2 million in current assets and $6.4 million in current liabilities. Working capital as of March 31, 2009 was $15.4 million, consisting of $21.2 million in current assets and $5.7 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net decrease in cash and cash equivalents for the three months ended March 31, 2008 and 2009:

	Three months ended March 31,
	2008	2009
($ in thousands)
Net cash used in:
Operating activities	$(13,011)	$(5,011)
Investing activities	(1,489)	(8)
Financing activities	(268)	(814)

Net decrease in cash and cash equivalents	$(14,768)	$(5,833)

        Net cash used in operating activities was $13.0 million for the three months ended March 31, 2008 compared to $5.0 million for the three months ended March 31, 2009. The $8.0 million decrease was primarily due to a decrease in the net loss of $5.3 million and a decrease in inventory purchases of $4.2 million, partially offset by a decrease in the change in accrued expenses and other current liabilities of $589,000, a decrease in the change in accounts payable of $516,000, and a decrease in non-cash stock-based compensation expense of $171,000.

        Net cash used in investing activities was $1.5 million for the three months ended March 31, 2008 compared to $8,000 for the three months ended March 31, 2009. The $1.5 million decrease was due to a $1.5 million decrease in the cash used for purchases of property and equipment.

        Net cash used in financing activities was $268,000 for the three months ended March 31, 2008 compared to $814,000 for the three months ended March 31, 2009. The $546,000 increase was primarily due to a $580,000 increase in debt payments, partially offset by a decrease in payments to employees for cancelled restricted stock of $41,000.

Operating capital and capital expenditure requirements

        We shipped our first two Helicos™ Genetic Analysis Systems in 2008, one of which was ultimately returned. During the first quarter of 2009, we placed a third Helicos System at the Broad Institute of MIT and Harvard, at no cost. Also in the first quarter of 2009, we installed a fourth Helicos System at an institution for scientific and commercial evaluation. To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least two years as we continue our efforts in commercializing the Helicos System and develop the corporate infrastructure required to manufacture and sell our products. We continue to secure orders for the Helicos System, and we expect to generate additional instrument revenue during 2009.

        As of March 31, 2009, we had $13.9 million in cash. We believe that our existing cash, receipts from customers on sales of products, and interest income we expect to earn on invested cash balances will be sufficient to fund our operations into the first quarter of 2010. At some point prior to the end of the first quarter of 2010, we will need additional financing to support our activities. We will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and licensing arrangements or partnerships. If we raise additional funds through the issuance of preferred or debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given the current economic turmoil and restricted access to capital markets. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue business strategies. In December 2008, we implemented a 30% reduction in our workforce and took other measures to reduce our future operating costs. If our current operating plan including forecasted sales for the remainder of 2009 does not materialize or if adequate additional funds are not available to us when required, we will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us, or pursue merger or divestiture strategies.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

        Working capital as of December 31, 2008 was $20.8 million, consisting of $27.2 million in current assets and $6.4 million in current liabilities. Working capital as of March 31, 2009 was $15.4 million, consisting of $21.2 million in current assets and $5.7 million in current liabilities.

Contractual obligations

        A summary of our contractual obligations is included in our Form 10-K for the fiscal year ended December 31, 2008.

License agreements and patents

        We have fixed annual costs associated with license agreements into which we have entered. In addition, we may have to make contingent payments in the future upon realization of certain milestones or royalties payable under these agreements.

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provided that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The advance period ended on December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments were required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of March 31, 2009, advances on the credit facility were $2.5 million at a weighted-average interest rate of 10.1%.

Loan and security agreement

        In December 2007, we entered into a loan and security agreement with two lenders including GE Capital, which is serving as agent. The loan agreement provided that we may borrow up to $20.0 million at an interest rate equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.84% plus (ii) 6.11%. The initial term loan was made on the closing date in an aggregate principal amount equal to $10.0 million.

        In June 2008, we entered into an amendment to the loan and security agreement with two lenders including GE Capital. A subsequent term loan was made upon execution of the amendment in an aggregate principal amount equal to $10.0 million. The loan amendment provided that the interest rate for the subsequent term loan is equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.17% plus (ii) 8.33%. The loan agreement, as amended, contained affirmative and negative covenants to which we and our subsidiaries were required to adhere. Pursuant to the amendment, we were required to maintain, at all times, unrestricted cash in our bank account equal to at least $10.0 million. The borrowings under the loan agreement were collateralized by essentially all of our personal property, including the pledge of the stock of our wholly-owned subsidiary, and proceeds of any intellectual property, but not by our intellectual property. Payments are required to be made on a monthly basis. For the initial term loan, interest-only payments were required for the first five months. Thereafter, for the following 31 months, payments of principal and interest will be due. For the subsequent term loan, principal and interest payments are required for the 36 month term of the loan.

        In connection with the execution of the June 2008 amendment to the loan and security agreement with two lenders including GE Capital, we issued warrants to the two lenders to purchase an aggregate of 110,000 shares of common stock. The warrants have an exercise price of $4.80 per share and expire in June 2014. The fair value of the warrants was estimated at $337,000 using a Black-Scholes model with the following assumptions: expected volatility of 65.4%, risk free interest rate of 3.4%, expected life of six years and no dividends. Expected volatility was based on the volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that completed initial public offerings within the last ten years. The fair value of the warrants was recorded as equity and a debt discount and will be amortized to interest expense over the term of the loan.

        In December 2008, we entered into an additional amendment to the loan and security agreement with certain lenders including GE Capital. The amendment amended the prepayment provisions of the loan and security agreement to allow us to make a prepayment of $10.0 million (the "Pay Down Amount") without incurring any prepayment penalties. Pursuant to the amendment, we made a prepayment, equal to the Pay Down Amount, before December 31, 2008. In connection with such prepayment, and in lieu of the 4% final payment fee with respect to the Pay Down Amount, the amendment provides that we will pay a fee equal to 2% of the initial $10.0 million term loan, payable on the earlier of (a) January 31, 2011 and (b) the maturity date for the subsequent term loan.

        The amendment further provides that our obligations under the loan agreement, as amended, are no longer secured by a cash amount of $10.0 million. As such, this amount is no longer classified as restricted cash. Such obligations continue to be secured under various collateral documents by interests in substantially all of our personal property, including the pledge of the stock of our wholly-owned subsidiary, and proceeds of any intellectual property, but not by our intellectual property.

        As of December 31, 2008 and March 31, 2009, the outstanding balance on the loan agreement was $7.1 million and $6.4 million, respectively.

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

        In connection with the Offering, we issued warrants to purchase an aggregate of 25,652,333 shares of common stock which are exercisable immediately. The warrants have an exercise price of $0.45 per share and have a five year term. The relative fair value of the warrants was estimated at $4,449,397 using a Black-Scholes model with the following assumptions: expected volatility of 66.15%, risk free interest rate of 1.53%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that completed initial public offerings within the last ten years. The relative fair value of the warrants was recorded in the equity section of the balance sheet.

Off-balance sheet arrangements

        During the three months ended March 31, 2008 and 2009, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        In our Form 10-K for the fiscal year ended December 31, 2008, our critical accounting policies and estimates upon which our financial status depends were identified as those relating to inventory; revenue recognition; impairment of long-lived assets; allowance for doubtful accounts; stock-based compensation; and net operating losses and tax credit carryforwards. We reviewed our policies and determined that those policies remain our critical accounting policies for the three months ended March 31, 2009. We did not make any changes in those policies during the three months ended March 31, 2009.

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

Item 4.    Controls and Procedures

        Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2009. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

        No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        Not applicable.

Item 1A.    Risk Factors

        The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company's future results to differ materially from those projected in any forward-looking statements. These factors were disclosed, but are not limited to, the items in the Company's most recent Annual Report on Form 10-K, Part I, Item 1A. There have been no material changes to the risk factors previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

        Of the $52.2 million of gross proceeds we received in our initial public offering, including the exercise of the over-allotment options, through March 31, 2009, we have spent approximately $3.2 million on underwriting discounts and commissions and approximately $1.8 million for payment of expenses related to our initial public offering. Additionally, we have spent $17.7 million on pre-production research and development expenses and $11.3 million on inventory. None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

        The proceeds remaining after paying the costs noted above were invested in interest bearing bank accounts. Through the first quarter of 2009, we used the remaining proceeds from our initial public offering for general corporate purposes which include ongoing research and development activities, funding the additional recruitment of our specialized sales, marketing and services force and marketing initiatives and funding manufacturing expenses associated with the commercial version of our HeliScope system. Our management had broad discretion as to the use of the net proceeds.

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

        In connection with the Offering, we have entered into a registration rights agreement (the "Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that we file a "resale" registration statement (the "Registration Statement") covering all of the Shares and the shares issuable upon exercise of the Warrants (the "Warrant Shares"), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission ("SEC") regulations, within 30 days of the closing of the Offering. We filed the Registration Statement with the SEC on January 22, 2009 (File No. 333-156885), which was declared effective by the SEC on April 28, 2009. Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or if, at any time after six months following the closing of the Offering, we cease to be current in periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

Issuer Purchases of Equity Securities

        During the first quarter of 2009, we purchased 480 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about these purchases of restricted shares for the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2009	480	$0.60
February 1 to 28, 2009	—	—
March 1 to 31, 2009	—	—

Total	480

        Upon the termination of employees during the quarter ended March 31, 2009, 6,250 unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the three months ended March 31, 2009:

Period	Total Number of Shares Forfeited	Average Price Per Share ($)
January 1 to 31, 2009	—	—
February 1 to 28, 2009	6,250	0.58
March 1 to 31, 2009	—	—

Total	6,250

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

Dated: May 14, 2009	/s/ RONALD A. LOWY Ronald A. Lowy Chief Executive Officer (Principal Executive Officer)
Dated: May 14, 2009	/s/ STEPHEN P. HALL Stephen P. Hall Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	+	Form of Unrestricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications pursuant to 18 U.S.C. Section 1350

+
Indicates a management contract or any compensatory plan, contract or arrangement.