Form 10-Q
period 2009-06-30
HELICOS BIOSCIENCES CORP
filed 2009-08-14
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33484

HELICOS BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0587367 (I.R.S. Employer Identification No.)
One Kendall Square, Building 700, Cambridge, MA 02139 (617) 264-1800 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐    No: ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer, large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐    No: ☒

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of July 31, 2009, was 64,656,471 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

		Page
Part I—Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2009 and the period from May 9, 2003 (date of inception) through June 30, 2009	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2009 and the period from May 9, 2003 (date of inception) through June 30, 2009	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
Part II—Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	27
Item 6.	Exhibits	27
SIGNATURES		28

Part I—Financial Information

Item 1.    Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	December 31, 2008	June 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$19,713	$8,384
Accounts receivable	223	99
Unbilled government grant receivable	205	213
Inventory	6,830	7,093
Prepaid expenses and other current assets	235	427

Total current assets	27,206	16,216
Property and equipment, net	4,016	2,685
Restricted cash	225	225
Other assets	13	9

Total assets	$31,460	$19,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$789	$1,208
Accrued expenses and other current liabilities	1,652	1,184
Deferred revenue	623	500
Current portion of long-term debt	3,323	2,976

Total current liabilities	6,387	5,868
Long-term debt, net of current portion	4,535	3,359
Other long-term liabilities	35	—

Total liabilities	10,957	9,227
Commitments and contingencies
Stockholders' equity
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2008 and June 30, 2009; no shares issued and outstanding at December 31, 2008 and June 30, 2009	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2008 and June 30, 2009; 63,808,282 and 64,712,434 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	64	65
Additional paid-in capital	160,144	162,353
Deficit accumulated during the development stage	(139,705)	(152,510)

Total stockholders' equity	20,503	9,908

Total liabilities and stockholders' equity	$31,460	$19,135

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
					Period from May 9, 2003 (date of inception) through June 30, 2009
	2008	2009	2008	2009
Product revenue	$—	$158	$—	$1,121	$1,157
Grant revenue	251	213	364	452	1,965

Total revenue	251	371	364	1,573	3,122

Costs and expenses
Cost of product revenue	—	124	—	645	655
Research and development	7,083	3,539	12,788	7,632	83,992
Selling, general and administrative	4,830	2,732	11,014	5,583	53,538

Total costs and expenses	11,913	6,395	23,802	13,860	138,185

Operating loss	(11,662)	(6,024)	(23,438)	(12,287)	(135,063)
Interest income	145	22	483	62	4,121
Interest expense	(370)	(275)	(730)	(580)	(3,428)

Net loss	(11,887)	(6,277)	(23,685)	(12,805)	(134,370)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	—	—	(18,140)

Net loss attributable to common stockholders	$(11,887)	$(6,277)	$(23,685)	$(12,805)	$(152,510)

Net loss attributable to common stockholders per share—basic and diluted	$(0.57)	$(0.10)	$(1.14)	$(0.20)

Weighted average number of common shares used in computation—basic and diluted	20,726,679	63,561,410	20,707,628	63,530,036

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
			Period from May 9, 2003 (date of inception) through June 30, 2009
	2008	2009
Cash flows from operating activities:
Net loss	$(23,685)	$(12,805)	$(134,370)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,177	1,339	7,070
Amortization of lease incentive	(74)	(74)	(439)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	2,273	2,195	11,624
Noncash interest expense related to debt and warrants	139	175	727
Provisions on inventory	—	—	1,577
Changes in operating assets and liabilities:
Accounts receivable	—	124	(99)
Unbilled government grant receivable	(134)	(8)	(213)
Inventory	(5,301)	(263)	(8,925)
Prepaid expenses and other current assets	14	(192)	(427)
Deferred revenue	—	(123)	500
Accounts payable	(347)	419	1,208
Accrued expenses and other current liabilities	1,051	(386)	1,443
Other long-term liabilities	(115)	(31)	161

Net cash used in operating activities	(25,002)	(9,630)	(120,016)

Cash flows from investing activities:
Purchases of property and equipment	(2,635)	(8)	(9,500)
Increase in restricted cash	(10,000)	—	(225)
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	—	—	34,709

Net cash used in investing activities	(12,635)	(8)	(9,725)

Cash flows from financing activities:
Proceeds from debt issuances	9,850	—	22,256
Payments on debt	(482)	(1,694)	(15,964)
Payments of debt issuance costs	(20)	—	(194)
Proceeds from initial public offering	—	—	49,011
Deferred initial public offering costs	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	66,405
Proceeds from bridge loan	—	—	350
Proceeds from issuance of common stock	—	—	17,811
Proceeds from issuance of restricted common stock	—	1	340
Payments to employees for cancelled restricted common stock	(41)	—	(104)
Proceeds from exercise of stock options	9	2	52

Net cash provided by (used in) financing activities	9,316	(1,691)	138,125

Net (decrease) increase in cash and cash equivalents	(28,321)	(11,329)	8,384
Cash and cash equivalents, beginning of period	52,683	19,713	—

Cash and cash equivalents, end of period	$24,362	$8,384	$8,384

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$499	$492	$2,273
Transfers from inventory to property and equipment	$—	$—	$255
Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$—	$—	$95
Issuance of common stock warrants	$337	$—	$6,021
Conversion of bridge loan to equity	$—	$—	$350
Beneficial conversion feature related to Series B redeemable convertible preferred stock	$—	$—	$18,140
Conversion of preferred stock to common stock	$—	$—	$66,755
Reclassification of preferred stock warrants to common stock warrants	$—	$—	$162

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

        The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at June 30, 2009, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects such losses to continue for at least two years as it continues to develop and commercialize its products. In December 2008, the Company implemented a 30% reduction in its workforce and took other measures to reduce its future operating costs. As of June 30, 2009 and August 14, 2009, the Company had $8.4 million and $5.0 million, respectively, in cash and cash equivalents. The Company believes that its existing cash and cash equivalents and receipts from customers on sales of products, coupled with the implementation of significant additional expense reduction initiatives, will be sufficient to fund its operations into the first quarter of 2010. If the Company's current operating plan including forecasted sales for the remainder of 2009 does not materialize or if adequate additional funds are not available when required, the Company will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to the Company, or pursue merger or divestiture or other strategies.

        The Company is actively engaged in discussions with potential strategic partners regarding various financing alternatives and is actively pursuing financing strategies, including equity or debt financings or other sources of funding, such as collaborations, licensing arrangements, joint ventures or partnerships. The worldwide financial markets are continuing to experience turmoil in 2009. These events have materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The Company's failure to raise capital as and when needed would have a negative impact on its financial condition and would have a material adverse impact on the viability of the Company's ability to pursue its business strategies.

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

        During the six months ended June 30, 2009, the Company obtained customer acceptance on an instrument system that was previously shipped to a customer in 2008 and, accordingly, recognized revenue of $829,000 in the six months ended June 30, 2009. In addition, product revenue includes $280,000 of revenue recognized from the sale of proprietary reagents to customers in the six months ended June 30, 2009.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). This statement requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The statement is effective for transactions occurring on or after January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company's consolidated financial statements during the six months ended June 30, 2009. However, this statement will affect the accounting for any acquisition in the future.

        Effective January 1, 2008, the Company implemented SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157") for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Effective January 1, 2009, in accordance with the provisions of FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157," the Company implemented SFAS No. 157 as it relates to the Company's non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements. The adoption of SFAS No. 157 to the Company's financial and non-financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company's financial results in any period.

        In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This standard was effective for periods ending after June 15, 2009. There was no significant impact to the Company's consolidated financial statements from the adoption of this standard.

        In June 2009, the FASB issued the following new accounting standards:

  •
  SFAS No. 165, "Subsequent Events", or SFAS 165;

  •
  SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162", or SFAS 168

        Effective this quarter, the Company implemented SFAS 165, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company's financial position or results of operations. Management evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date these financial statements were issued. During this period, the Company did not have any material recognizable subsequent events.

        SFAS 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", to establish the "FASB Accounting Standards Codification" as the source of authoritative accounting

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

3. Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. The components of inventory are as follows (in thousands):

	December 31, 2008	June 30, 2009
Raw materials	$1,277	$1,182
Work in process	3,238	2,901
Finished goods	2,315	3,010

Total inventory	$6,830	$7,093

4. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for both periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the six months ended June 30, 2008 and 2009, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potential common shares consist of the following:

	June 30,
	2008	2009
Stock options	2,456,011	3,994,197
Unvested restricted stock	250,485	1,026,135
Warrants	110,000	25,762,333

	2,816,496	30,782,665

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Stock-Based Compensation

        The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
($ in thousands)
Selling, general and administrative	$700	$721	$1,621	$1,402
Research and development	340	412	652	793

Total stock-based compensation expense	$1,040	$1,133	$2,273	$2,195

        During the six months ended June 30, 2008, the Company granted 148,333 stock options at an exercise price of $12.36 per share, 50,600 stock options at an exercise price of $6.15 per share, 23,812 stock options at an exercise price of $6.99 per share, 151,850 stock options at an exercise price of $5.93 per share and 44,718 stock options at an exercise price of $4.93 per share. During the six months ended June 30, 2008, the Company granted 50,000 shares of restricted stock.

        In connection with the Company's 2008 Corporate Retention Program, in the first quarter of 2009, the Company granted stock options and restricted stock to all employees. During the six months ended June 30, 2009, the Company granted 1,409,521 stock options at an exercise price of $1.04 per share, 82,260 stock options at an exercise price of $0.78 per share, 100,000 stock options at an exercise price of $0.62 per share, and 5,000 stock options at an exercise price of $0.54 per share. During the six months ended June 30, 2009, the Company granted 890,895 shares of restricted stock.

        For the six months ended June 30, 2008 and 2009, the fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six months ended
	June 30, 2008	June 30, 2009
Expected volatility	65.6%	63.2%
Expected option life	6 years	6 years
Weighted average risk-free interest rate	3.0%	2.1%
Expected annual dividend yield	none	none

6. Fair Value Measurement

        The Company considers all highly liquid investments with original maturities of generally three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value. The Company classifies marketable securities as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value with unrealized gains and, to the extent deemed temporary, unrealized losses, reported as a component of other comprehensive gain or loss in stockholders' equity. Realized gains or losses on securities sold are based on the specific identification method.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Fair Value Measurement (Continued)

        Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company evaluates whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding its investments. In the event that the cost basis of a security significantly exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, the Company's intent to sell the investment and if it is more likely than not that the Company would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the consolidated statements of operations and a new cost basis in the security is established. In April 2009, the Company adopted FASB Staff Position, FSP, FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairment." This standard provides additional guidance in assessing the credit and noncredit component of an other-than-temporary impairment event for debt securities and modifies the presentation and disclosures when an other-than-temporary impairment event for debt securities has occurred. The adoption of this standard did not have a significant impact on the Company's financial statements.

        The Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 are measured in accordance with SFAS No. 157, "Fair Value Measurements," or SFAS No. 157. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        At December 31, 2008, the Company's cash and cash equivalents consisted entirely of cash deposits. The following table represents the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
($ in thousands)
Money market funds	$—	$6,700	$—	$6,700

	$—	$6,700	$—	$6,700

        In accordance with SFAS No. 157, the Company's cash equivalents were valued at June 30, 2009 using calculated net asset values and are therefore classified as Level 2.

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

        We shipped our first two Helicos Systems in 2008, one of which was ultimately returned. During the first quarter of 2009, we placed a third Helicos System at the Broad Institute of MIT and Harvard,

at no cost. Also in the first quarter of 2009, we installed a fourth Helicos System at an institution for scientific and commercial evaluation. During the second quarter of 2009, we shipped and installed two additional Helicos Systems, one of which is at an institution for scientific and commercial evaluation. We believe that we have incurred the substantial majority of the costs related to the development of the initial version of our Helicos System. In anticipation of future orders, shipments and placements, we are assembling and are testing multiple production units of our Helicos System. These future shipments of the Helicos Systems will be subject to various customer evaluation periods with acceptance criteria, and we expect the customer evaluation period to extend beyond the fiscal quarters in which commercial units are shipped. We continue to secure orders for the Helicos System and recognized revenue from one of our initial 2008 instrument shipments during the first quarter of 2009. Future revenues from sales of our instruments, proprietary reagents and disposable supplies will depend on individual customer agreements, timing of the installation and turnover to customer, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our Helicos System, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. However, over time we would expect the sales of the reagents and disposable supplies to increase as our installed base of instruments grows and usage of these instruments increases.

        In December 2008, we raised approximately $17.8 million, after deducting placement agent fees and estimated offering expenses, through the issuance of 42,753,869 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.6 shares of common stock at an exercise price of $0.45 per share, for a purchase price of $0.435 per unit. Our cash burn during the first six months of 2009 was $11.3 million. Since inception, we have incurred losses and have not generated positive cash flows from operations. We expect such losses to continue for at least two years as we continue to develop and commercialize our products. In December 2008, we implemented a 30% reduction in our workforce and took other measures to reduce our future operating costs. As of June 30, 2009 and August 14, 2009, we had $8.4 million and $5.0 million, respectively, in cash and cash equivalents. We believe that our existing cash and cash equivalents and receipts from customers on sales of products, coupled with the implementation of significant additional expense reduction initiatives, will be sufficient to fund our operations into the first quarter of 2010. If our current operating plan including forecasted sales for the remainder of 2009 does not materialize or if adequate additional funds are not available when required, we will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us, or pursue merger or divestiture or other strategies.

        We are actively engaged in discussions with potential strategic partners regarding various financing alternatives and are actively pursuing financing strategies, including equity or debt financings or other sources of funding, such as collaborations, licensing arrangements, joint ventures or partnerships. The worldwide financial markets are continuing to experience turmoil in 2009. These events have materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and would have a material adverse impact on the viability of our ability to pursue our business strategies.

        We were incorporated in Delaware in May 2003 under the name RareEvent Medical Corporation, renamed Newco LS6, Inc. in September 2003 and ultimately renamed Helicos BioSciences Corporation in November 2003. Our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at June 30, 2009, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Our fiscal year ends on December 31, and we operate as one reportable segment. Our corporate offices are located at One Kendall Square, Building 700, Cambridge, Massachusetts 02139.

Financial Overview

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute, a branch of the National Institutes of Health, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. We recognized revenue during the three months ended June 30, 2008 and 2009 of $251,000 and $213,000, respectively, in connection with this award. During the six months ended June 30, 2008 and 2009, we recognized revenue of $364,000 and $452,000, respectively, in connection with this award. We have fully expended all available funds under the grant as of June 30, 2009.

Product revenue

        Product revenue for the six months ended June 30, 2009 primarily consists of $829,000 of revenue recognized from the sale of an instrument that was shipped in 2008, as well as $280,000 of revenue recognized from the sale of proprietary reagents to customers.

Cost of product revenue

        Cost of product revenue for the six months ended June 30, 2009 primarily consists of costs associated with the sale of instruments and proprietary reagents.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation. During the six months ended June 30, 2009, research and development expenses also included labor and overhead costs associated with the under-utilization of the manufacturing facility.

        Substantially all research and development expenses since our inception have been in connection with the launch of the initial version of the Helicos™ Genetic Analysis System and we believe that we have incurred the substantial majority of the development costs associated with the commercial launch of the first generation of the Helicos System through December 2007. However, additional costs were incurred during 2008 and the first half of 2009 to both maintain and enhance the initial version of the Helicos System in addition to development of new and different genetic analysis assays which will extend the capability of the initial version.

        Research and development expenses for the six months ended June 30, 2008 and 2009 were $12.8 million and $7.6 million, respectively. From 2008 to 2009, expenses decreased as we focused more of our efforts on manufacturing activities and spent less time on research and development activities. The decrease is also due to the reduction in force implemented in December 2008.

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

        Selling, general and administrative expenses for the six months ended June 30, 2008 and 2009 were $11.0 million and $5.6 million, respectively. The decrease is due to the reduction in force implemented in December 2008, as well as a significant reduction in costs associated with ERP system enhancements, public company expenses, investor relations programs, and outside consultant costs related to Sarbanes-Oxley compliance.

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

        We estimate that this restructuring will result in annual cost savings of approximately $3.8 million, including salaries and benefits.

        A summary of restructuring activity at June 30, 2009 is as follows:

	Balance December 31, 2008	Payments/ Settlements	Balance June 30, 2009
($ in thousands)
Employee severance, benefits and related costs:
Research and development	$69	$(69)	$—
Selling, general and administrative	64	(64)	—

Total	$133	$(133)	$—

Overview of Results of Operations

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2009

        Grant revenue.    We recognized $251,000 and $364,000 of grant revenue during the three and six months ended June 30, 2008, respectively, and $213,000 and $452,000 of grant revenue during the three and six months ended June 30, 2009, respectively. Grant revenue recognized during the three and six months ended June 30, 2008 and 2009 related to the reimbursement of expenses in connection with our government research grant.

        Product revenue.    We did not recognize product revenue during the three and six months ended June 30, 2008. We recognized $158,000 and $1.1 million of product revenue during the three and six months ended June 30, 2009, respectively. Product revenue recognized during the three months ended June 30, 2009 primarily consists of revenue from the sale of proprietary reagents to customers. Product revenue recognized during the six months ended June 30, 2009 primarily consists of $829,000 of revenue from the sale of an instrument that was shipped in 2008, while the remaining amount consists of revenue from the sale of proprietary reagents to customers.

        Cost of product revenue.    We did not record any cost of product revenue during the three and six months ended June 30, 2008. We recorded $124,000 and $645,000 as cost of product revenue during the three and six months ended June 30, 2008 and 2009, respectively. Cost of product revenue consists of costs associated with the sale and placement of instruments and sale of proprietary reagents.

        Research and development expenses.    Research and development expenses during the three and six months ended June 30, 2008 and 2009 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2008	2009	Change		2008	2009	Change
($ in thousands)
Research and development	$7,083	$3,539	$(3,544)	-50%	$12,788	$7,632	$(5,156)	-40%

        Research and development expenses decreased by $3.5 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. The majority of the decrease was due to a $2.3 million decrease in the charge for labor and overhead costs associated with the under-utilization of the manufacturing facility. In addition, our salary and benefit expenses decreased by $768,000 as a result of cost savings that were realized from the Reduction in Force Plan implemented in December 2008. There was also a $592,000 decrease in product development costs, which included lab expenses, materials, supplies, temporary help and prototype expenses. In addition to our overall reduction in operating costs, our product development costs decreased as we moved toward manufacturing and production activities. These decreases were offset by a $72,000 increase in stock-based compensation expense from the three months ended June 30, 2008 to the three months ended June 30, 2009.

        In comparing the six months ended June 30, 2008 to the six months ended June 30, 2009, research and development expenses decreased $5.2 million. The decrease was due to a $2.2 million decrease in product development costs, which included lab expenses, materials, supplies, temporary help and prototype expenses. In addition to our overall reduction in operating costs, our product development costs decreased as we moved toward manufacturing and production activities. There was also a $1.7 million decrease in the charge for labor and overhead costs associated with the under-utilization of the manufacturing facility. In addition, our salary and benefit expenses decreased by $1.4 million as a result of cost savings that were realized from the Reduction in Force Plan implemented in December 2008. These decreases were offset by a $141,000 increase in stock-based compensation expense from the six months ended June 30, 2008 to the six months ended June 30, 2009. We expect our research and development expenses to stay consistent throughout the remainder of 2009. However, as we gain commercial traction we will need to invest in future versions of our system.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the three and six months ended June 30, 2008 and 2009 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2008	2009	Change		2008	2009	Change
($ in thousands)
Selling, general and administrative	$4,830	$2,732	$(2,098)	-43%	$11,014	$5,583	$(5,431)	-49%

        Selling, general and administrative expenses decreased by $2.1 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. The largest contributor to the decrease is an $874,000 decrease in our salary and benefit expenses. This was a result of cost savings that were realized from the Reduction in Force Plan implemented in December 2008. In addition, our expenses related to public company activities decreased by $674,000. Such activities include investor relations programs, business insurance, and outside consulting fees associated with Sarbanes-Oxley compliance. We also spent $212,000 less on marketing programs and $285,000 less on costs associated with certain outside legal expenses.

        In comparing the six months ended June 30, 2008 to the six months ended June 30, 2009, selling, general and administrative expenses decreased $5.4 million. The decrease was again due to a $2.0 million decrease in our salary and benefit expenses. This was a result of cost savings that were realized from the Reduction in Force Plan implemented in December 2008. In addition, our expenses related to public company activities decreased by $1.3 million. Such activities include investor relations programs, business insurance, and outside consulting fees associated with Sarbanes-Oxley compliance. We also spent $657,000 less on costs associated with certain outside legal expenses, $519,000 less on marketing programs, and $289,000 less on travel expenses. In addition, our stock-based compensation expense decreased by $219,000 from the six months ended June 30, 2008 to the six months ended June 30, 2009. We expect our selling, general and administrative expenses to stay consistent throughout the remainder of 2009. However, as we gain commercial traction we will need to expand our sales, marketing, and administrative functions.

        Interest income.    Interest income for the three and six months ended June 30, 2008 and 2009 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2008	2009	Change		2008	2009	Change
($ in thousands)
Interest income	$145	$22	$(123)	-85%	$483	$62	$(421)	-87%

        The decrease in interest income from the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2009 was due primarily to decreased interest rates during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, and to a lesser extent, lower cash balances.

        Interest expense.    Interest expense for the three and six months ended June 30, 2008 and 2009 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2008	2009	Change		2008	2009	Change
($ in thousands)
Interest expense	$370	$275	$(95)	-26%	$730	$580	$(150)	-21%

        The decrease in interest expense from the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2009 is attributable to the year over year decrease in our long-term debt obligations.

Liquidity and Capital Resources

        We have incurred losses since our inception in May 2003 and, as of June 30, 2009 we had an accumulated deficit of $152.5 million. We have financed our operations to date principally through the sale of preferred stock and common stock, including our IPO and a private placement of common stock and warrants, debt financing and interest earned on investments. Through June 30, 2009, we have received net proceeds of $66.8 million from the issuance of preferred stock, $65.3 million through the issuance of common stock, including our IPO and a private placement of common stock and warrants, $2.5 million in debt financing from a lender to finance equipment purchases, and $19.6 million in debt financing from a lender for working capital, capital expenditures and general corporate purposes. Working capital as of December 31, 2008 was $20.8 million, consisting of $27.2 million in current assets and $6.4 million in current liabilities. Working capital as of June 30, 2009 was $10.3 million, consisting of $16.2 million in current assets and $5.9 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net decrease in cash and cash equivalents for the six months ended June 30, 2008 and 2009:

	Six months ended June 30,
	2008	2009
($ in thousands)
Net cash (used in) provided by:
Operating activities	$(25,002)	$(9,630)
Investing activities	(12,635)	(8)
Financing activities	9,316	(1,691)

Net decrease in cash and cash equivalents	$(28,321)	$(11,329)

        Net cash used in operating activities was $25.0 million for the six months ended June 30, 2008 compared to $9.6 million for the six months ended June 30, 2009. The $15.4 million decrease was primarily due to a decrease in the net loss of $10.9 million, a decrease in inventory purchases of $5.0 million, and an increase in the change of accounts payable of $766,000, partially offset by a decrease in the change in accrued expenses and other current liabilities of $1.4 million.

        Net cash used in investing activities was $12.6 million for the six months ended June 30, 2008 compared to $8,000 for the six months ended June 30, 2009. The $12.6 million decrease was due to a $10.0 million decrease in restricted cash, as well as a $2.6 million decrease in the cash used for purchases of property and equipment.

        Net cash provided by financing activities was $9.3 million for the six months ended June 30, 2008 compared to net cash used in financing activities of $1.7 million for the six months ended June 30, 2009. The $11.0 million decrease was primarily due to a $9.9 million decrease in proceeds from debt issuances, as well as a $1.2 million increase in debt payments.

Operating capital and capital expenditure requirements

        We shipped our first two Helicos™ Genetic Analysis Systems in 2008, one of which was ultimately returned. During the first quarter of 2009, we placed a third Helicos System at the Broad Institute of MIT and Harvard, at no cost. Also in the first quarter of 2009, we installed a fourth Helicos System at an institution for scientific and commercial evaluation. During the second quarter of 2009, we shipped and installed two additional Helicos Systems, one of which is at an institution for scientific and commercial evaluation. To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least two years as we continue our efforts in commercializing the Helicos System and develop the corporate infrastructure required to manufacture and sell our products. We continue to secure orders for the Helicos System, and we expect to generate additional instrument revenue during 2009. Future revenues from sales of our instruments, proprietary reagents and disposable supplies will depend on individual customer agreements, timing of the installation and turnover to customer, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our Helicos System, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. However, over time we would expect the sales of the reagents and disposable supplies to increase as our installed base of instruments grows and usage of these instruments increases.

        Since inception, we have incurred losses and have not generated positive cash flows from operations. We expect such losses to continue for at least two years as we continue to develop and commercialize our products. In December 2008, we implemented a 30% reduction in our workforce and took other measures to reduce our future operating costs. As of June 30, 2009 and August 14, 2009, we had $8.4 million and $5.0 million, respectively, in cash and cash equivalents. We believe that our existing cash and cash equivalents and receipts from customers on sales of products, coupled with the implementation of significant additional expense reduction initiatives, will be sufficient to fund our operations into the first quarter of 2010. If our current operating plan including forecasted sales for the remainder of 2009 does not materialize or if adequate additional funds are not available when required, we will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us, or pursue merger or divestiture or other strategies.

        We are actively engaged in discussions with potential strategic partners regarding various financing alternatives and are actively pursuing financing strategies, including equity or debt financings or other sources of funding, such as collaborations, licensing arrangements, joint ventures or partnerships. The worldwide financial markets are continuing to experience turmoil in 2009. These events have materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and would have a material adverse impact on the viability of our ability to pursue our business strategies.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and under Part II Item 1A herein. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

        Working capital as of December 31, 2008 was $20.8 million, consisting of $27.2 million in current assets and $6.4 million in current liabilities. Working capital as of June 30, 2009 was $10.3 million, consisting of $16.2 million in current assets and $5.9 million in current liabilities.

Contractual obligations

        A summary of our contractual obligations is included in our Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to our contractual obligations previously disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

License agreements and patents

        We have fixed annual costs associated with license agreements into which we have entered. In addition, we may have to make contingent payments in the future upon realization of certain milestones or royalties payable under these agreements.

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provided that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The advance period ended on December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments were required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of June 30, 2009, advances on the credit facility were $2.5 million at a weighted-average interest rate of 10.1%. As of December 31, 2008 and June 30, 2009, the outstanding balance on the credit facility was $799,000 and $357,000, respectively.

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

        As of December 31, 2008 and June 30, 2009, the outstanding balance on the loan agreement was $7.1 million and $5.8 million, respectively. The carrying amount of the loan agreement approximates its fair value at December 31, 2008 and June 30, 2009.

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

Off-balance sheet arrangements

        During the six months ended June 30, 2008 and 2009, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        In our Form 10-K for the fiscal year ended December 31, 2008, our critical accounting policies and estimates upon which our financial status depends were identified as those relating to inventory; revenue recognition; impairment of long-lived assets; allowance for doubtful accounts; stock-based compensation; and net operating losses and tax credit carryforwards. We reviewed our policies and determined that those policies remain our critical accounting policies for the six months ended June 30, 2009. We did not make any changes in those policies during the six months ended June 30, 2009.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to market risk is limited to our cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain our cash and cash equivalents in interest-bearing bank accounts. As all of our investments are cash deposits and money market funds in global banks, they are subject to minimal interest rate risk.

Item 4.    Controls and Procedures

        Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2009. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

        No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        Not applicable.

Item 1A.    Risk Factors

RISK FACTORS

        The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company's future results to differ materially from those projected in any forward-looking statements. These factors were disclosed, but are not limited to, the items in the Company's most recent Annual Report on Form 10-K, Part I, Item 1A. The following risk factors have been revised from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

RISKS RELATED TO OUR BUSINESS

In or before the fourth quarter of 2009, we will need to raise additional funding, which may not be available on favorable terms, if at all, or without dilution to our stockholders. If we do not raise the necessary funds, we will need to cut back or terminate some or all aspects of our operations, which would materially adversely affect our business prospects.

        Because our Helicos™ Genetic Analysis System is complex and is new to the market and involves significant capital expenditures by customers and a long sales cycle, it is very difficult to predict the actual rate of product sales. We will need additional financing to execute on our current and future business strategies. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing and research and development activities. The amount of additional capital we will need to raise depends on many factors, including:

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

        The worldwide financial markets are currently experiencing turmoil. These events have materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. We do not know whether the additional capital which we will require will be available when and as needed, on favorable terms if at all, or that our actual cash requirements will not be greater than anticipated. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If our current operating plan including forecasted sales in 2009 does not materialize or if adequate additional funds are not available to us when required, we will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us, or pursue merger or divestiture or other strategies.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

        We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stockholders of $45.7 million in the year ended December 31, 2008 and $12.8 million in the six months ended June 30, 2009. As of June 30, 2009, we had an accumulated deficit of $152.5 million. These losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. In the six months ended June 30, 2009, we used cash in operating activities of $9.6 million and had capital expenditures totaling $8,000. As of June 30, 2009 and August 14, 2009, we had $8.4 million and $5.0 million, respectively, in cash and cash equivalents.

        We will need to generate significant revenue to achieve profitability. As of June 30, 2009, we had shipped six Helicos™ Genetic Analysis Systems and have only recognized revenue from one of these initial shipments. Moreover, one of the systems that had been shipped in 2008 was returned in 2009. Because our products will be subject to various customer evaluation periods with acceptance criteria, we expect the customer evaluation period and our ability to have any recognizable revenue from additional initial sales, if any, to extend beyond the fiscal quarters in which the products are shipped. Moreover, even after we begin selling our products on a commercial scale, we expect our losses to continue for at least the next two years as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

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

        Under NASDAQ Marketplace Rule 4350(i)(1)(B), stockholder approval is required for issuances of securities that will result in a change of control of the issuer. In order to comply with Rule 4350(i)(1)(B), until the Offering has been approved by the stockholders, the Warrants prohibit holders from exercising the Warrants for any number of shares which would cause that holder to hold more than 19.9% of our common stock following the exercise. We obtained approval of the Offering at our annual meeting of stockholders, which was held on June 3, 2009.

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

Issuer Purchases of Equity Securities

        During the first half of 2009, we purchased 11,627 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about these purchases of restricted shares for the six months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2009	480	$0.60
February 1 to 28, 2009	—	—
March 1 to 31, 2009	—	—
April 1 to 30, 2009	11,147	$0.63
May 1 to 31, 2009	—	—
June 1 to 30, 2009	—	—

Total	11,627

        Upon the termination of employees during the six months ended June 30, 2009, 9,440 unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the six months ended June 30, 2009:

Period	Total Number of Shares Forfeited	Average Price Per Share ($)
January 1 to 31, 2009	—	—
February 1 to 28, 2009	6,250	$0.58
March 1 to 31, 2009	—	—
April 1 to 30, 2009	—	—
May 1 to 31, 2009	—	—
June 1 to 30, 2009	3,190	$0.48

Total	9,440

Item 3.    Defaults upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        On June 3, 2009, the Company held its 2009 Annual Meeting of Stockholders. Out of 64,655,624 shares of common stock entitled to vote at the annual meeting, 61,774,921 shares were present in person or represented by proxy. The matters voted on and the results of the vote were as follows:

        (a)   Peter Barrett, PhD, Robert F. Higgins and Theo Melas-Kyriazi were elected to continue to serve as the Company's directors until the 2012 annual meeting of stockholders or until their successors are duly elected and qualified. The results of the vote were as follows:

	For	Withheld
Peter Barrett, PhD	60,455,886	1,319,035
Robert F. Higgins	60,789,219	985,702
Theo Melas-Kyriazi	61,558,019	216,902

        (b)   The appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified. The results of the vote were as follows:

For	Against	Abstain	Non-Votes
61,733,716	476	40,729	0

        (c)   The removal of certain share issuance limitations in warrants to purchase common stock issued in December 2008 was approved. The results of the vote were as follows:

For	Against	Abstain	Non-Votes
57,725,664	56,227	27,265	3,965,765

        (d)   The amendment to the Company's Fourth Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's outstanding common stock at an exchange ratio of (i) one-for-10, (ii) one-for-25 or (iii) any amount in between one-for-10 and one-for-25 and to authorize the Company's Board of Directors to implement the reverse stock split at any time prior to the 2010 annual meeting of stockholders was approved. The results of the vote were as follows:

For	Against	Abstain	Non-Votes
61,178,089	575,748	21,084	0

        (e)   The amendment to the Company's Fourth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 120,000,000 to 200,000,000 and authorize the Company's Board of Directors to implement the increase in the number of authorized shares at any time prior to the 2010 annual meeting of stockholders if the reverse stock split is not implemented was approved. The results of the vote were as follows:

For	Against	Abstain	Non-Votes
60,919,412	828,083	27,426	0

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

Dated: August 14, 2009	/s/ RONALD A. LOWY Ronald A. Lowy Chief Executive Officer (Principal Executive Officer)
Dated: August 14, 2009	/s/ STEPHEN P. HALL Stephen P. Hall Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350