Form 10-Q
period 2009-09-30
HELICOS BIOSCIENCES CORP
filed 2009-11-09
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐    No: ☒

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of October 31, 2009, was 72,963,658 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

		Page
Part I—Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2009 and the period from May 9, 2003 (date of inception) through September 30, 2009	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2009 and the period from May 9, 2003 (date of inception) through September 30, 2009	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
Part II—Other Information
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
SIGNATURES		32

Part I—Financial Information

Item 1.    Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	December 31, 2008	September 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$19,713	$11,469
Accounts receivable	223	52
Unbilled government grant receivable	205	13
Inventory	6,830	7,778
Prepaid expenses and other current assets	235	590

Total current assets	27,206	19,902
Property and equipment, net	4,016	2,137
Restricted cash	225	225
Other assets	13	83

Total assets	$31,460	$22,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$789	$764
Accrued expenses and other current liabilities	1,652	1,660
Deferred revenue	623	25
Current portion of long-term debt	3,323	2,856

Total current liabilities	6,387	5,305
Long-term debt, net of current portion	4,535	2,733
Warrants	—	5,202
Other long-term liabilities	35	—

Total liabilities	10,957	13,240
Commitments and contingencies
Stockholders' equity
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2008 and September 30, 2009; no shares issued and outstanding at December 31, 2008 and September 30, 2009	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2008 and September 30, 2009; 63,808,282 and 72,949,697 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	64	73
Additional paid-in capital	160,144	168,491
Deficit accumulated during the development stage	(139,705)	(159,457)

Total stockholders' equity	20,503	9,107

Total liabilities and stockholders' equity	$31,460	$22,347

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 9, 2003 (date of inception) through September 30, 2009
	2008	2009	2008	2009
Product revenue	$—	$1,100	$—	$2,221	$2,257
Grant revenue	202	13	566	465	1,978

Total revenue	202	1,113	566	2,686	4,235

Costs and expenses
Cost of product revenue	—	451	—	1,096	1,106
Research and development	5,644	3,513	18,432	11,145	87,505
Selling, general and administrative	5,403	3,145	16,417	8,728	56,683

Total costs and expenses	11,047	7,109	34,849	20,969	145,294

Operating loss	(10,845)	(5,996)	(34,283)	(18,283)	(141,059)
Interest income	124	5	607	67	4,126
Interest expense	(734)	(246)	(1,464)	(826)	(3,674)
Change in fair value of warrant liability	—	(710)	—	(710)	(710)

Net loss	(11,455)	(6,947)	(35,140)	(19,752)	(141,317)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	—	—	(18,140)

Net loss attributable to common stockholders	$(11,455)	$(6,947)	$(35,140)	$(19,752)	$(159,457)

Net loss attributable to common stockholders per share—basic and diluted	$(0.55)	$(0.11)	$(1.70)	$(0.31)

Weighted average number of common shares used in computation—basic and diluted	20,741,822	64,837,332	20,719,026	63,969,719

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands, except share data)

	Nine Months Ended September 30,		Period from May 9, 2003 (date of inception) through September 30, 2009
	2008	2009
Cash flows from operating activities:
Net loss	$(35,140)	$(19,752)	$(141,317)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,847	1,887	7,618
Amortization of lease incentive	(112)	(101)	(466)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	3,522	3,432	12,861
Noncash interest expense related to debt and warrants	335	255	807
Noncash expense related to change in fair value of warrant liability	—	710	710
Provisions on inventory	—	—	1,577
Changes in operating assets and liabilities:
Accounts receivable	—	171	(52)
Unbilled government grant receivable	(85)	192	(13)
Inventory	(6,051)	(948)	(9,610)
Prepaid expenses and other current assets	295	(355)	(590)
Deferred revenue	—	(598)	25
Accounts payable	(313)	(25)	764
Accrued expenses and other current liabilities	551	123	1,952
Other long-term liabilities	(148)	(31)	161

Net cash used in operating activities	(35,299)	(15,040)	(125,426)

Cash flows from investing activities:
Purchases of property and equipment	(2,799)	(8)	(9,500)
Purchase of intangible asset	—	(75)	(75)
Increase in restricted cash	(10,000)	—	(225)
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	—	—	34,709

Net cash used in investing activities	(12,799)	(83)	(9,800)

Cash flows from financing activities:
Proceeds from debt issuances	9,850	—	22,256
Payments on debt	(2,062)	(2,516)	(16,786)
Payments of debt issuance costs	(20)	—	(194)
Proceeds from initial public offering	—	—	49,011
Deferred initial public offering costs	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	66,405
Proceeds from bridge loan	—	—	350
Proceeds from issuance of common stock and common stock warrants	—	9,353	27,164
Proceeds from issuance of restricted common stock	—	—	339
Payments to employees for cancelled restricted common stock	(47)	—	(104)
Proceeds from exercise of stock options	12	42	92

Net cash provided by financing activities	7,733	6,879	146,695

Net (decrease) increase in cash and cash equivalents	(40,365)	(8,244)	11,469
Cash and cash equivalents, beginning of period	52,683	19,713	—

Cash and cash equivalents, end of period	$12,318	$11,469	$11,469

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$947	$667	$2,448
Transfers from inventory to property and equipment	$—	$—	$255
Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$—	$—	$95
Issuance of common stock warrants	$337	$4,492	$10,513
Number of common stock shares issued upon exercise of warrants	—	3,110,184	3,110,184
Change in fair value of warrant liability	$—	$710	$710
Conversion of bridge loan to equity	$—	$—	$350
Beneficial conversion feature related to Series B redeemable convertible preferred stock	$—	$—	$18,140
Conversion of preferred stock to common stock	$—	$—	$66,755
Reclassification of preferred stock warrants to common stock warrants	$—	$—	$162
Cashless exercise of common stock warrants	$—	$—	$—

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

        The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at September 30, 2009, as defined by the Financial Accounting Standards Board ("FASB"). The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

        As previously disclosed, the Company engaged Thomas Weisel Partners LLC (TWP), a nationally recognized investment bank, to assist the Company with its evaluation and execution of strategic alternatives. Based on the Company's improving standalone prospects and its current market valuation, the Board of Directors has decided to disengage from discussions involving a potential sale of the Company at the current time. The Company continues to work with TWP as a financial advisor in connection with its long term financing strategy. The Company's failure to raise capital as and when needed would have a material negative impact on its financial condition and would have a material adverse impact on the viability of the Company to continue as a going concern.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects such losses to continue for at least two years as it continues to develop and commercialize its products. During the quarter ended September 30, 2009, the Company completed a private placement through the sale of shares of its common stock and warrants to certain new and existing investors. The offering raised approximately $9.4 million in net proceeds, after deducting placement agent fees and offering expenses. As of September 30, 2009 and November 9, 2009, the Company had $11.5 million and $8.4 million, respectively, in cash and cash equivalents. In addition, the Company expects to receive approximately $5.0 million in cash receipts from customers during the fourth quarter of 2009 and the first quarter of 2010. The Company believes that its existing cash and cash equivalents and receipts from customers on sales of products will be sufficient to fund its operations through the first quarter of 2010. If the Company's current operating plan including forecasted sales for the remainder of 2009 and the first quarter of 2010 does not materialize or if adequate additional funds are not available when required, the Company will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to the Company, or pursue divestiture or other strategies.

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

2. Summary of Significant Accounting Policies

        The Company's significant accounting policies were identified in its Form 10-K for the fiscal year ended December 31, 2008.

Revenue recognition

        Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expenses are incurred.

        The Company recognizes revenue when persuasive evidence of a sales arrangement exists; delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured.

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

        During the nine months ended September 30, 2009, the Company obtained customer acceptance on two instrument systems. The first instrument system was previously shipped to a customer in 2008 and the second instrument system was shipped to a customer in 2009. Accordingly, the Company recognized product revenue of $1.8 million during the nine months ended September 30, 2009. In addition, product revenue includes $377,000 of revenue recognized from the sale of proprietary reagents to customers in the nine months ended September 30, 2009.

Recent Accounting Pronouncements

        In December 2007, the FASB issued new accounting guidance which requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The new accounting guidance is effective for transactions occurring on or after January 1, 2009. The adoption of this new accounting guidance did not have a material impact on the Company's consolidated financial statements during the nine months ended September 30, 2009. However, it will affect the accounting for any acquisition in the future.

        Effective January 1, 2008, the Company implemented new accounting guidance related to fair value measurement for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Effective January 1, 2009, the Company implemented new accounting guidance related to fair value measurement as it relates to the Company's non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements. The adoption of this new accounting guidance to the Company's financial and non-financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company's financial results in any period.

        In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. This new requirement was effective for periods ending after June 15, 2009. There was no significant impact to the Company's consolidated financial statements from the adoption of this new requirement.

        In June 2009, the Company adopted a new accounting standard, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. The adoption of this standard did not impact the Company's financial position or results of operations. Management evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date these financial statements were issued. During this period, the Company did not have any material recognizable subsequent events.

        Also in June 2009, the FASB issued the FASB Accounting Standards Codification ("Codification"). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for interim or annual reporting periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on the Company's financial position or results of operations.

        In October 2009, the FASB issued an amendment to the accounting guidance for revenue arrangements with multiple deliverables. This guidance provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

        In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

3. Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. The components of inventory are as follows (in thousands):

	December 31, 2008	September 30, 2009
Raw materials	$1,277	$1,375
Work in process	3,238	1,081
Finished goods	2,315	5,322

Total inventory	$6,830	$7,778

4. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Such potential common shares consist of the following:

	September 30,
	2008	2009
Stock options	3,077,628	4,812,764
Unvested restricted stock	339,903	1,501,838
Warrants	110,000	24,294,589

	3,527,531	30,609,191

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Stock-Based Compensation

        The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
($ in thousands)
Selling, general and administrative	$931	$818	$2,552	$2,220
Research and development	318	419	970	1,212

Total stock-based compensation expense	$1,249	$1,237	$3,522	$3,432

        During the nine months ended September 30, 2008, the Company granted 148,333 stock options at an exercise price of $12.36 per share, 50,600 stock options at an exercise price of $6.15 per share, 23,812 stock options at an exercise price of $6.99 per share, 151,850 stock options at an exercise price of $5.93 per share, 44,718 stock options at an exercise price of $4.93 per share, 448,367 stock options at an exercise price of $4.81, 113,611 stock options at an exercise price of $4.77, 150,000 stock options at an exercise price of $4.40, and 300 stock options at an exercise price of $3.70. During the nine months ended September 30, 2008, the Company granted 190,000 shares of restricted stock.

        In connection with the Company's 2008 Corporate Retention Program, in the first quarter of 2009, the Company granted stock options and restricted stock to all employees. During the nine months ended September 30, 2009, the Company granted 1,409,521 stock options at an exercise price of $1.04 per share, 82,260 stock options at an exercise price of $0.78 per share, 100,000 stock options at an exercise price of $0.62 per share, 5,000 stock options at an exercise price of $0.54 per share, 233,330 stock options at an exercise price of $0.79 per share, and 783,696 at an exercise price of $2.72 per share. During the nine months ended September 30, 2009, the Company granted 1,749,591 shares of restricted stock.

        For the nine months ended September 30, 2008 and 2009, the fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine months ended September 30,
	2008	2009
Expected volatility	65.5%	63.2%
Expected option life	6 years	6 years
Weighted average risk-free interest rate	3.0%	2.2%
Expected annual dividend yield	none	none

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

(unaudited)

6. Fair Value Measurement (Continued)

available-for-sale. These securities are carried at fair market value with unrealized gains and, to the extent deemed temporary, unrealized losses, reported as a component of other comprehensive gain or loss in stockholders' equity. Realized gains or losses on securities sold are based on the specific identification method.

        Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company evaluates whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding its investments. In the event that the cost basis of a security significantly exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, the Company's intent to sell the investment and if it is more likely than not that the Company would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the consolidated statements of operations and a new cost basis in the security is established. In April 2009, the Company adopted new accounting guidance which provides additional guidance in assessing the credit and noncredit component of an other-than-temporary impairment event for debt securities and modifies the presentation and disclosures when an other-than-temporary impairment event for debt securities has occurred. The adoption of this new accounting guidance did not have a significant impact on the Company's financial statements.

        The Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 are measured in accordance with FASB standards. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        At December 31, 2008, the Company's cash and cash equivalents consisted entirely of cash deposits. The following table represents the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
($ in thousands)
Money market funds	$—	$3,052	$—	$3,052
Warrant liability	—	—	5,202	5,202

	$—	$3,052	$5,202	$8,254

        The Company's cash equivalents were valued at September 30, 2009 using calculated net asset values and are therefore classified as Level 2. The Company's warrant liability was valued at September 30, 2009 using a Black-Scholes model and is therefore classified as Level 3.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Fair Value Measurement (Continued)

        The following tables roll forward the fair value of our warrant liability, whose fair value is determined by Level 3 inputs for the 2009 periods presented:

Balance at June 30, 2009	$—

Issuance of new warrants	4,492
Change in fair value	710

Balance at September 30, 2009	$5,202

Balance at December 31, 2008	$—

Issuance of new warrants	4,492
Change in fair value	710

Balance at September 30, 2009	$5,202

        The valuation of the warrant liability is discussed further in Note 7.

        The carrying amount of the Company's debt approximates its fair value at December 31, 2008 and September 30, 2009.

7. Common Stock and Warrant Liability

        In September 2009, the Company entered into a securities purchase agreement with certain investors pursuant to which it (i) sold to certain existing investors a total of 1,030,028 units, each unit consisting of (a) one share of common stock (collectively, the "Shares") and (b) one warrant (collectively, the "Warrants") to purchase 0.662 shares of common stock at an exercise price equal to $2.61 per share (105% of the closing bid price of the common stock on September 15, 2009), each such unit to be at a purchase price equal to $2.57 per unit, and (ii) sold to certain new investors a total of 3,281,252 units, each unit consisting of (a) one share of common stock and (b) one warrant to purchase 0.50 shares of common stock at an exercise price equal to $2.61 per share, each such unit to be at a purchase price equal to $2.24 per unit (together, the "September 2009 Offering"). The closing of the transaction occurred on September 18, 2009. In connection with the September 2009 Offering, the Company raised approximately $10.0 million in gross proceeds. After paying $646,000 in placement agent fees and offering expenses, the net proceeds were $9.4 million.

        In connection with the September 2009 Offering, the Company issued warrants to purchase an aggregate of 2,322,509 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants have an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. The change in the fair value of the warrant liability from the closing date of September 18, 2009 through the end of the current period

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Common Stock and Warrant Liability (Continued)

of September 30, 2009 resulted in a charge of approximately $710,000 for the quarter ended September 30, 2009.

        In connection with the September 2009 Offering, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that the Company will file a "resale" registration statement (the "Initial Registration Statement") covering all of the Shares and the shares issuable upon exercise of the Warrants (the "Warrant Shares"), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission ("SEC") regulations, within 15 days of the closing of the September 2009 Offering. The Company currently maintains an effective registration statement relating to these shares (File No. 333-162240). Under the terms of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or 1% in the event of suspensions of prospectus delivery or if, at any time after six months following the closing of the September 2009 Offering, the Company ceases to be current in its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor. The Company has not recorded an amount associated with the contingent obligation regarding the cash penalties as of September 30, 2009.

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

        Our Helicos® Genetic Analysis Platform is designed to obtain sequencing information by repetitively performing a cycle of biochemical reactions on individual DNA molecules and imaging the results after each cycle. The platform consists of an instrument called the HeliScope™ Single Molecule Sequencer, an image analysis computer tower called the HeliScope™ Analysis Engine, associated reagents, which are chemicals used in the sequencing process, and disposable supplies.

        The imaging capability of the HeliScope Sequencer is designed to accommodate performance beyond what is needed to meet the platform's initial goals, providing the flexibility to introduce substantial throughput and cost improvements in the future without major changes to or replacement of the instrument. We believe that the Helicos Genetic Analysis Platform will ultimately enable the automated, parallel sequencing of billions of individual DNA molecules at greater speed and lower cost than other sequencing systems.

        As previously disclosed, we engaged Thomas Weisel Partners LLC (TWP), a nationally recognized investment bank, to assist us with our evaluation and execution of strategic alternatives. Based on our improving standalone prospects and current market valuation, the Board of Directors has decided to disengage from discussions involving a potential sale of our company at the current time. We continue to work with TWP as a financial advisor in connection with our long term financing strategy. Our failure to raise capital as and when needed would have a material negative impact on our financial condition and would have a material adverse impact on the viability of our company to continue as a going concern.

        We shipped our first two Helicos Systems in 2008, one of which was ultimately returned. As we exited the third quarter of 2009, we have received cumulative sales orders for seven Helicos Systems. In addition, we have one system installed at the Broad Institute, Inc. on a no cost basis, and have three systems at leading academic institutions for scientific and commercial evaluation. During 2009, we have recognized revenue on two of the seven sales orders.

        We believe that we have incurred the substantial majority of the costs related to the development of the initial version of our Helicos System. In anticipation of future orders, shipments and placements, we are assembling and are testing multiple production units of our Helicos System. These future shipments, as well as shipments that have occurred but have not yet generated revenue, of the Helicos Systems will be subject to various customer evaluation periods with acceptance criteria, and we expect the customer evaluation period to extend beyond the fiscal quarters in which commercial units are shipped. We continue to secure orders for the Helicos System and recognized revenue from two of our instrument shipments during the nine months ended September, 30 2009. Future revenues from sales of our instruments, proprietary reagents and disposable supplies will depend on individual customer agreements, timing of the installation and turnover to customer, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our Helicos System, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. However, over time we would expect the sales of the reagents and disposable supplies to increase as our installed base of instruments grows and usage of these instruments increases.

        In December 2008, we raised approximately $17.8 million, after deducting placement agent fees and estimated offering expenses, through the issuance of 42,753,869 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.6 shares of common stock at an exercise price of $0.45 per share, for a purchase price of $0.435 per unit. Also during December 2008, we implemented a 30% reduction in our workforce and took other measures to reduce our future operating costs (the "Reduction in Force Plan"). In September 2009, we raised approximately $9.4 million, after deducting placement agent fees and offering expenses, through the issuance of 4,311,280 shares of common stock and warrants to acquire up to 2,322,509 shares of common stock for an exercise price of $2.61 per share. Our cash flow from operations during the first nine months of 2009 was a negative $15.0 million. Since inception, we have incurred losses and have not generated positive cash flows from operations. We expect such losses from operations to continue for at least two years as we continue to develop and commercialize our products. As of September 30, 2009 and November 9, 2009, we had $11.5 million and $8.4 million, respectively, in cash and cash equivalents. In addition, we expect to receive approximately $5.0 million in cash receipts from customers during the fourth quarter of 2009 and the first quarter of 2010. We believe that our existing cash and cash equivalents and receipts from customers on sales of products will be sufficient to fund our operations through the first quarter of 2010. If our current operating plan including forecasted sales for the remainder of 2009 and the first quarter of 2010 does not materialize or if adequate additional funds are not available when required, we will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us, or pursue divestiture or other strategies.

        We were incorporated in Delaware in May 2003 under the name RareEvent Medical Corporation, renamed Newco LS6, Inc. in September 2003 and ultimately renamed Helicos BioSciences Corporation in November 2003. Our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at September 30, 2009. Our fiscal year ends on December 31, and we operate as one reportable segment. Our corporate offices are located at One Kendall Square, Building 700, Cambridge, Massachusetts 02139.

Financial Overview

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute (NHGRI), a branch of the National Institutes of Health (NIH), pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. We recognized revenue during the three months ended September 30, 2008 and 2009 of $202,000 and $2,000, respectively, in connection with this award. During the nine months ended September 30, 2008 and 2009, we recognized revenue of $566,000 and $454,000, respectively, in connection with this award. We have fully expended all available funds under the grant as of September 30, 2009.

        In September 2009, we were awarded another grant from the NHGRI, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.9 million through August 2011. The two year grant is part of the Sequencing Technology Development Program representing NHGRI's Signature Project for the American Recovery and Reinvestment Act's effort to jumpstart the economy and create or save millions of jobs. This project, a part of NIH's "Grand Opportunities" program, is designed to support large-scale, high impact research projects that are expected to accelerate critical scientific breakthroughs and enable growth and investment in biomedical research and development. We recognized revenue during the three and nine months ended September 30, 2009 of $11,000, in connection with this award.

Product revenue

        Product revenue for the nine months ended September 30, 2009 primarily consists of $1.8 million of revenue recognized from the sale of two instrument systems. The first instrument system was previously shipped to a customer in 2008 and the second instrument system was shipped to a customer in 2009. Product revenue also includes $377,000 of revenue recognized from the sale of proprietary reagents to customers in the nine months ended September 30, 2009.

Cost of product revenue

        Cost of product revenue for the nine months ended September 30, 2009 primarily consists of costs associated with the sale of instruments and proprietary reagents.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation. During the nine months ended September 30, 2009, research and development expenses also included labor and overhead costs associated with the under-utilization of the manufacturing facility.

        Substantially all research and development expenses since our inception have been in connection with the launch of the initial version of the Helicos™ Genetic Analysis System and we believe that we have incurred the substantial majority of the development costs associated with the commercial launch of the first generation of the Helicos System through December 2007. However, additional costs were incurred during 2008 and the first nine months of 2009 to both maintain and enhance the initial version of the Helicos System in addition to development of new and different genetic analysis assays which will extend the capability of the initial version.

        Research and development expenses for the nine months ended September 30, 2008 and 2009 were $18.4 million and $11.1 million, respectively. From 2008 to 2009, expenses decreased in connection with the Reduction in Force Plan implemented in December 2008, as we focused more of our efforts on manufacturing activities and spent less time and resources on research and development activities.

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

        Selling, general and administrative expenses for the nine months ended September 30, 2008 and 2009 were $16.4 million and $8.7 million, respectively. The decrease is due to the Reduction in Force Plan implemented in December 2008, as well as a significant reduction in costs associated with ERP system enhancements, public company expenses, investor relations programs, and outside consultant costs related to Sarbanes-Oxley compliance.

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

        A summary of restructuring activity at September 30, 2009 is as follows:

	Balance December 31, 2008	Payments/ Settlements	Balance September 30, 2009
($ in thousands)
Employee severance, benefits and related costs:
Research and development	$69	$(69)	$—
Selling, general and administrative	64	(64)	—

Total	$133	$(133)	$—

Overview of Results of Operations

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2009

        Grant revenue.    We recognized $202,000 and $566,000 of grant revenue during the three and nine months ended September 30, 2008, respectively, and $13,000 and $465,000 of grant revenue during the three and nine months ended September 30, 2009, respectively. Grant revenue recognized during the three and nine months ended September 30, 2008 and 2009 related to the reimbursement of expenses in connection with our government research grants.

        Product revenue.    We did not recognize product revenue during the three and nine months ended September 30, 2008. We recognized $1.1 million and $2.2 million of product revenue during the three and nine months ended September 30, 2009, respectively. Product revenue recognized during the three months ended September 30, 2009 primarily consists of $1.0 million of revenue from the sale of an instrument that was shipped during the second quarter of 2009. Product revenue recognized during the nine months ended September 30, 2009 primarily consists of $1.8 million of revenue recognized from the sale of two instrument systems, while the remaining amount consists of revenue from the sale of proprietary reagents to customers.

        Cost of product revenue.    We did not record any cost of product revenue during the three and nine months ended September 30, 2008. We recorded $451,000 and $1.1 million as cost of product revenue during the three and nine months ended September 30, 2008 and 2009, respectively. Cost of product revenue consists of costs associated with the sale and placement of instruments and sale of proprietary reagents.

        Research and development expenses.    Research and development expenses during the three and nine months ended September 30, 2008 and 2009 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2008	2009	Change		2008	2009	Change
($ in thousands)
Research and development	$5,644	$3,513	$(2,131)	-38%	$18,432	$11,145	$(7,287)	-40%

        Research and development expenses decreased by $2.1 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. The majority of the decrease was due to a $926,000 decrease in product development costs, that included lab expenses, materials, supplies, temporary help and prototype expenses and was driven by cost reductions identified as part of the Reduction in Force Plan implemented in December 2008. In addition to our overall reduction in operating costs, our product development costs decreased as we moved toward manufacturing and production activities. Also contributing to the decrease in research and development expenses was a $627,000 decrease in the charge for labor and overhead costs associated with the under-utilization of the manufacturing facility. In addition, our salary and benefit expenses decreased by $440,000 as a result of cost savings that were realized from the Reduction in Force Plan. These decreases were slightly offset by a $76,000 increase in stock-based compensation expense from the three months ended September 30, 2008 to the three months ended September 30, 2009.

        In comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2009, research and development expenses decreased $7.3 million. The decrease was due to a $3.1 million decrease in product development costs, that included lab expenses, materials, supplies, temporary help and prototype expenses and were driven by cost reductions identified as part of the Reduction in Force Plan. In addition to our overall reduction in operating costs, our product development costs decreased as we moved toward manufacturing and production activities. There was also a $2.0 million decrease in the charge for labor and overhead costs associated with the under-utilization of the manufacturing facility. In addition, our salary and benefit expenses decreased by $1.9 million as a result of cost savings that were realized from the Reduction in Force. These decreases were partly offset by a $319,000 increase in stock-based compensation expense from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. We expect our research and development expenses to remain relatively constant in the fourth quarter of 2009. However, as we gain commercial traction we will need to invest in future versions of our system.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the three and nine months ended September 30, 2008 and 2009 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2008	2009	Change		2008	2009	Change
($ in thousands)
Selling, general and administrative	$5,403	$3,145	$(2,258)	-42%	$16,417	$8,728	$(7,689)	-47%

        Selling, general and administrative expenses decreased by $2.3 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. A decrease of $1.3 million was the result of a reduction in expenses which were driven by cost reductions identified as part of the Reduction in Force Plan implemented in December 2008. Such reduced expenses related to lower spending on the following activities: investor relations programs, business insurance, outside consulting fees associated with Sarbanes-Oxley compliance, certain outside legal expenses, marketing programs, and travel. In addition, our salary and benefit expenses decreased by $319,000 as a result of cost savings that were realized from the Reduction in Force Plan. Furthermore, our stock-based compensation expense decreased by $247,000 from the three months ended September 30, 2008 to the three months ended September 30, 2009.

        In comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2009, selling, general and administrative expenses decreased $7.7 million. A decrease of $4.1 million was the result of a reduction in expenses which were driven by cost reductions identified as part of the Reduction in Force Plan. Such reduced expenses related to lower spending on the following activities: investor relations programs, business insurance, outside consulting fees associated with Sarbanes-Oxley compliance, certain outside legal expenses, marketing programs, and travel. In addition, our salary and benefit expenses decreased by $2.3 million as a result of cost savings that were realized from the Reduction in Force Plan. Furthermore, our stock-based compensation expense decreased by $467,000 from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. We expect our selling, general and administrative expenses to remain relatively constant in the fourth quarter of 2009. However, as we gain commercial traction we will need to expand our sales, marketing, and administrative functions.

        Interest income.    Interest income for the three and nine months ended September 30, 2008 and 2009 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2008	2009	Change		2008	2009	Change
($ in thousands)
Interest income	$124	$5	$(119)	-96%	$607	$67	$(540)	-89%

        The decrease in interest income from the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2009 was due primarily to lower interest rates, and to a lesser extent, lower cash balances.

        Interest expense.    Interest expense for the three and nine months ended September 30, 2008 and 2009 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2008	2009	Change		2008	2009	Change
($ in thousands)
Interest expense	$734	$246	$(488)	-66%	$1,464	$826	$(638)	-44%

        The decrease in interest expense from the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2009 is attributable to the year over year decrease in our long-term debt obligations.

        Change in fair value of warrant liability.    In connection with the September 2009 Offering, we issued warrants to purchase an aggregate of 2,322,509 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants have an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. The fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. The change in the fair value of the warrant liability from the closing date of September 18, 2009 through the end of the current period of September 30, 2009 resulted in a charge of approximately $710,000 for the quarter ended September 30, 2009 as a result of the increase of our stock price between September 18, 2009 and September 30, 2009.

Liquidity and Capital Resources

        We have incurred losses since our inception in May 2003 and, as of September 30, 2009 we have an accumulated deficit of $159.5 million. We have financed our operations to date principally through the sale of common stock and preferred stock, including our IPO and two private placements of common stock and warrants, debt financing and interest earned on investments. Through September 30, 2009, we have received net proceeds of $74.7 million through the issuance of common stock, including our IPO and private placements of common stock and warrants, $66.8 million from the issuance of preferred stock, $2.5 million in debt financing from a lender to finance equipment purchases, and $19.6 million in debt financing from a lender for working capital, capital expenditures and general corporate purposes. Working capital as of December 31, 2008 was $20.8 million, consisting of $27.2 million in current assets and $6.4 million in current liabilities. Working capital as of September 30, 2009 was $14.6 million, consisting of $19.9 million in current assets and $5.3 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net decrease in cash and cash equivalents for the nine months ended September 30, 2008 and 2009:

	Nine months ended September 30,
	2008	2009
($ in thousands)
Net cash (used in) provided by:
Operating activities	$(35,299)	$(15,040)
Investing activities	(12,799)	(83)
Financing activities	7,733	6,879

Net decrease in cash and cash equivalents	$(40,365)	$(8,244)

        Net cash used in operating activities was $35.3 million for the nine months ended September 30, 2008 compared to $15.0 million for the nine months ended September 30, 2009. The $20.3 million decrease was primarily due to a decrease in the net loss of $15.4 million, a decrease in inventory purchases of $5.1 million, and an increase in the change in the fair value of the warrant liability of $710,000, partially offset by a decrease in deferred revenue of $598,000 and an increase in prepaid expenses and other current assets of $591,000.

        Net cash used in investing activities was $12.8 million for the nine months ended September 30, 2008 compared to $83,000 for the nine months ended September 30, 2009. The $12.7 million decrease was due to a $10.0 million decrease in restricted cash, as well as a $2.8 million decrease in purchases of property and equipment.

        Net cash provided by financing activities was $7.7 million for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $6.9 million for the nine months ended September 30, 2009. The $854,000 decrease was primarily due to a $9.9 million decrease in proceeds from debt issuances, as well as a $454,000 increase in debt payments, offset by a $9.4 million increase in the proceeds from the issuance of common stock and warrants.

Operating capital and capital expenditure requirements

        As previously disclosed, we engaged Thomas Weisel Partners LLC (TWP), a nationally recognized investment bank, to assist us with our evaluation and execution of strategic alternatives. Based on our improving standalone prospects and current market valuation, the Board of Directors has decided to disengage from discussions involving a potential sale of our company at the current time. We continue to work with TWP as a financial advisor in connection with our long term financing strategy. Our failure to raise capital as and when needed would have a material negative impact on our financial condition and would have a material adverse impact on the viability of our company to continue as a going concern.

        We shipped our first two Helicos Systems in 2008, one of which was ultimately returned. As we exited the third quarter of 2009, we have received cumulative sales orders for seven Helicos Systems. In addition, we have one system installed at the Broad Institute, Inc. on a no cost basis, and have three systems at leading academic institutions for scientific and commercial evaluation. During 2009, we have recognized revenue on two of the seven sales orders.

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

        Since inception, we have incurred losses and have not generated positive cash flows from operations. As of September 30, 2009 and November 9, 2009, we had $11.5 million and $8.4 million, respectively, in cash and cash equivalents. In addition, we expect to receive approximately $5.0 million in cash receipts from customers during the fourth quarter of 2009 and the first quarter of 2010. We believe that our existing cash and cash equivalents and receipts from customers on sales of products will be sufficient to fund our operations through the first quarter of 2010. If our current operating plan including forecasted sales for the remainder of 2009 and the first quarter of 2010 does not materialize or if adequate additional funds are not available when required, we will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us, or pursue divestiture or other strategies.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2008 and under Part II, Item 1A herein. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

        Working capital as of December 31, 2008 was $20.8 million, consisting of $27.2 million in current assets and $6.4 million in current liabilities. Working capital as of September 30, 2009 was $14.6 million, consisting of $19.9 million in current assets and $5.3 million in current liabilities.

Contractual obligations

        A summary of our contractual obligations is included in our Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to our contractual obligations previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

License agreements and patents

        We have fixed annual costs associated with license agreements into which we have entered. In addition, we may have to make contingent payments in the future upon realization of certain milestones or royalties payable under these agreements.

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provided that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The advance period ended on December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments were required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of September 30, 2009, advances on the credit facility were $2.5 million at a weighted-average interest rate of 10.1%. As of December 31, 2008 and September 30, 2009, the outstanding balance on the credit facility was $799,000 and $161,000, respectively.

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

        As of December 31, 2008 and September 30, 2009, the outstanding balance on the loan agreement was $7.1 million and $5.2 million, respectively. The carrying amount of the loan agreement approximates its fair value at December 31, 2008 and September 30, 2009.

Private Placement in Public Equity Offering (December 2008)

        In December 2008, we entered into a securities purchase agreement with certain investors pursuant to which we sold a total of 42,753,869 units (the "Units"), each Unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.6 shares of common stock at an exercise price of $0.45 per share, for a purchase price of $0.435 per unit (representing the closing bid price plus an additional amount for the warrants) (the "December 2008 Offering"). The closing of the transaction occurred on December 23, 2008. In connection with the December 2008 Offering, we raised approximately $18.6 million in gross proceeds. We paid $813,000 in placement agent fees and offering expenses and expect to use the remaining net proceeds of $17.8 million for general corporate purposes.

        In connection with the December 2008 Offering, we issued warrants to purchase an aggregate of 25,652,333 shares of common stock which are exercisable immediately. The warrants have an exercise price of $0.45 per share and have a five year term. The relative fair value of the warrants was estimated at $4.4 million using a Black-Scholes model with the following assumptions: expected volatility of 66.15%, risk free interest rate of 1.53%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that completed initial public offerings within the last ten years. The relative fair value of the warrants was recorded in the equity section of the balance sheet.

        In connection with the December 2008 Offering, we have entered into a registration rights agreement (the "Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that we file a "resale" registration statement (the "Registration Statement") covering all of the Shares and the shares issuable upon exercise of the Warrants (the "Warrant Shares"), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission ("SEC") regulations, within 30 days of the closing of the December 2008 Offering. We currently maintain an effective registration statement relating to a portion of these shares (File No. 333-156885). Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or suspensions of prospectus delivery or if, at any time after six months following the closing of the December 2008 Offering, we cease to be current in our periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

Private Placement in Public Equity Offering (September 2009)

        In September 2009, we entered into a securities purchase agreement with certain investors pursuant to which we (i) sold to certain existing investors a total of 1,030,028 units, each unit consisting of (a) one share of common stock and (b) one warrant to purchase 0.662 shares of common stock at an exercise price equal to $2.61 per share (105% of the closing bid price of the common stock on September 15, 2009), each such unit to be at a purchase price equal to $2.57 per unit, and (ii) sold to certain new investors a total of 3,281,252 units, each unit consisting of (a) one share of common stock and (b) one warrant to purchase 0.50 shares of common stock at an exercise price equal to $2.61 per share, each such unit to be at a purchase price equal to $2.24 per unit (together, the "September 2009 Offering"). The closing of the transaction occurred on September 18, 2009. In connection with the September 2009 Offering, we raised approximately $10.0 million in gross proceeds. We paid $646,000 in placement agent fees and offering expenses and expect to use the remaining net proceeds of $9.4 million for general corporate purposes.

        In connection with the September 2009 Offering, we issued warrants to purchase an aggregate of 2,322,509 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants have an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. The change in the fair value of the warrant liability from the closing date of September 18, 2009 through the end of the current period of September 30, 2009 resulted in a charge of approximately $710,000 for the quarter ended September 30, 2009.

        In connection with the September 2009 Offering, we entered into a registration rights agreement (the "Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that we will file a "resale" registration statement (the "Initial Registration Statement") covering all of the Shares and the shares issuable upon exercise of the Warrants (the "Warrant Shares"), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission ("SEC") regulations, within 15 days of the closing of the September 2009 Offering. We currently maintain an effective registration statement relating to these shares (File No. 333-162240). Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or 1% in the event of suspensions of prospectus delivery or if, at any time after six months following the closing of the September 2009 Offering, we cease to be current in our periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

Off-balance sheet arrangements

        During the nine months ended September 30, 2008 and 2009, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        In our Form 10-K for the fiscal year ended December 31, 2008, our critical accounting policies and estimates upon which our financial status depends were identified as those relating to inventory; revenue recognition; impairment of long-lived assets; allowance for doubtful accounts; stock-based compensation; and net operating losses and tax credit carryforwards. We reviewed our policies and determined that those policies remain our critical accounting policies for the nine months ended September 30, 2009. We did not make any changes in those policies during the nine months ended September 30, 2009.

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

Item 4.    Controls and Procedures

        Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2009. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

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

RISKS RELATED TO OUR BUSINESS

In or before the second quarter of 2010, we will need to raise additional funding, which may not be available on favorable terms, if at all, or without dilution to our stockholders. If we do not raise the necessary funds, we will need to cut back or terminate some or all aspects of our operations, which would materially adversely affect our business prospects.

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

        The instability of the worldwide financial markets has materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. We do not know whether the additional capital which we will require will be available when and as needed, on favorable terms if at all, or that our actual cash requirements will not be greater than anticipated. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of any future operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If our current operating plan including forecasted sales for the remainder of 2009 and the first quarter of 2010 does not materialize or if adequate additional funds are not available to us when required, we will be required to further delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us, or pursue divestiture or other strategies.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

        We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stockholders of $45.7 million in the year ended December 31, 2008 and $19.8 million in the nine months ended September 30, 2009. As of September 30, 2009, we had an accumulated deficit of $159.5 million. These losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. In the nine months ended September 30, 2009, we used cash in operating activities of $15.0 million and had used cash in investing activities totaling $83,000. As of September 30, 2009 and November 9, 2009, we had $11.5 million and $8.4 million, respectively, in cash and cash equivalents.

        We will need to generate significant revenue to achieve profitability. As we exited the third quarter of 2009, we have received cumulative sales orders for seven Helicos Systems. In addition, we have one system installed at the Broad Institute, Inc. on a no cost basis, and have three systems at leading academic institutions for scientific and commercial evaluation. We have only recognized revenue from two of these initial shipments. Moreover, one of the systems that had been shipped in 2008 was returned in 2009. Because our products will be subject to various customer evaluation periods with acceptance criteria, we expect the customer evaluation period and our ability to have any recognizable revenue from additional initial sales, if any, to extend beyond the fiscal quarters in which the products are shipped. Moreover, even after we begin selling our products on a commercial scale, we expect our losses to continue for at least the next two years as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

        Approximately 10.7% of the shares of our common stock outstanding as of September 30, 2009 may be offered and sold by selling stockholders pursuant to a Registration Statement on Form S-3 (File No. 333-156885) which was declared effective on April 28, 2009. We are obligated to file a new registration statement to register an additional 52,558,721 shares of common stock, which includes 21,862,080 shares issuable upon exercise of warrants, pursuant to the terms of a registration rights agreement entered into with the selling stockholders. In addition, a majority of the other outstanding shares of our common stock and other warrants are eligible for resale by the holders of those shares pursuant to other effective registration statements or in exempt private transactions.

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

        We have registered the issuance of all shares of common stock that we have issued and may issue under our employee option plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance. In addition, as of September 30, 2009, there were 277,777 shares of common stock reserved for future issuance as charitable contribution to the Broad Institute, Inc. that will become eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act of 1933, as amended.

        Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

Use of Proceeds from Private Placement in Public Equity Offering (December 2008 Offering)

        On December 19, 2008, we announced that we had entered into a securities purchase agreement with certain investors pursuant to which it has agreed to sell a total of 42,753,869 units (the "Units"), each Unit consisting of (i) one share of common stock (collectively, the "Shares") and (ii) one warrant (collectively, the "Warrants") to purchase 0.6 shares of common stock at an exercise price of $0.45 per share, for a purchase price of $0.435 per unit (representing the closing bid price plus an additional amount for the warrants) (the "December 2008 Offering") for gross proceeds of $18.6 million. We paid $813,000 in placement agent fees and offering expenses and expect to use the remaining net proceeds of $17.8 million for general corporate purposes, which include ongoing research and development activities, funding marketing initiatives and funding manufacturing expenses associated with the commercial version of our Helicos System. The Shares and Warrants were immediately separable and were issued separately. The Warrants have a five year term and became exercisable immediately following the closing of the transaction. The closing of the transaction occurred on December 23, 2008.

        Under NASDAQ Marketplace Rule 4350(i)(1)(B), stockholder approval is required for issuances of securities that will result in a change of control of the issuer. In order to comply with Rule 4350(i)(1)(B), until the December 2008 Offering has been approved by the stockholders, the Warrants prohibit holders from exercising the Warrants for any number of shares which would cause that holder to hold more than 19.9% of our common stock following the exercise. We obtained approval of the December 2008 Offering at our annual meeting of stockholders, which was held on June 3, 2009.

        In connection with the December 2008 Offering, we have entered into a registration rights agreement (the "Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that we file a "resale" registration statement (the "Registration Statement") covering all of the Shares and the shares issuable upon exercise of the Warrants (the "Warrant Shares"), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission ("SEC") regulations, within 30 days of the closing of the December 2008 Offering. We currently maintain an effective registration statement relating to a portion of these shares (File No. 333-156885). Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or suspensions of prospectus delivery or if, at any time after six months following the closing of the December 2008 Offering, we cease to be current in our periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

Use of Proceeds from Private Placement in Public Equity Offering (September 2009 Offering)

        In September 2009, we entered into a securities purchase agreement with certain investors pursuant to which we (i) sold to certain existing investors a total of 1,030,028 units, each unit consisting of (a) one share of common stock and (b) one warrant to purchase 0.662 shares of common stock at an exercise price equal to $2.61 per share (105% of the closing bid price of the common stock on September 15, 2009), each such unit to be at a purchase price equal to $2.57 per unit, and (ii) sold to certain new investors a total of 3,281,252 units, each unit consisting of (a) one share of common stock and (b) one warrant to purchase 0.50 shares of common stock at an exercise price equal to $2.61 per share, each such unit to be at a purchase price equal to $2.24 per unit (together, the "September 2009 Offering") for gross proceeds of $10.0 million. We paid $646,000 in placement agent fees and offering expenses and expect to use the remaining net proceeds of $9.4 million for general corporate purposes, which include ongoing research and development activities, funding marketing initiatives and funding manufacturing expenses associated with the commercial version of our Helicos System. The warrants have a five and a half year term and become exercisable on or after the six month anniversary following the closing of the transaction. The closing of the transaction occurred on September 18, 2009.

        Under NASDAQ Marketplace Rule 4350(i)(1)(B), stockholder approval is required for issuances of securities that will result in a change of control of the issuer. In order to comply with Rule 4350(i)(1)(B), until the September 2009 Offering has been approved by the stockholders, the warrants prohibit holders from exercising the warrants for any number of shares which would cause that holder to hold more than 19.9% of our common stock following the exercise. We expect to seek approval of the September 2009 Offering at our next annual meeting of stockholders.

        In connection with the September 2009 Offering, we entered into a registration rights agreement (the "Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that we will file a "resale" registration statement (the "Initial Registration Statement") covering all of the Shares and the shares issuable upon exercise of the Warrants (the "Warrant Shares"), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission ("SEC") regulations, within 15 days of the closing of the September 2009 Offering. We currently maintain an effective registration statement relating to these shares (File No. 333- 162240). Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or 1% in the event of suspensions of prospectus delivery or if, at any time after six months following the closing of the September 2009 Offering, we cease to be current in our periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

Issuer Purchases of Equity Securities

        During the first nine months of 2009, we purchased 67,590 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about these purchases of restricted shares for the nine months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2009	480	$0.60
February 1 to 28, 2009	—	—
March 1 to 31, 2009	—	—
April 1 to 30, 2009	11,147	$0.63
May 1 to 31, 2009	—	—
June 1 to 30, 2009	—	—
July 1 to 31, 2009	55,963	$0.43
August 1 to 31, 2009	—	—
September 1 to 30, 2009	—	—

Total	67,590

        Upon the termination of employees during the nine months ended September 30, 2009, 36,374 unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the nine months ended September 30, 2009:

Period	Total Number of Shares Forfeited	Average Price Per Share ($)
January 1 to 31, 2009	—	—
February 1 to 28, 2009	6,250	$0.58
March 1 to 31, 2009	—	—
April 1 to 30, 2009	—	—
May 1 to 31, 2009	—	—
June 1 to 30, 2009	3,190	$0.48
July 1 to 31, 2009	26,934	—
August 1 to 31, 2009	—	$2.69
September 1 to 30, 2009		—

Total	36,374

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

Dated: November 9, 2009	/s/ RONALD A. LOWY Ronald A. Lowy Chief Executive Officer (Principal Executive Officer)
Dated: November 9, 2009	/s/ JEFFREY R. MOORE Jeffrey R. Moore Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

4.1	*	Form of Warrant (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 17, 2009).
10.1	+	First Amendment to the Company's Amended and Restated Management Incentive Bonus Plan of the Registrant dated as of September 8, 2009.
10.2	*	Letter Agreement between the Company and Stephen P. Hall dated August 6, 2009 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 11, 2009).
10.3	*	Offer Letter between the Company and Jeffrey R. Moore dated August 6, 2009 (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 11, 2009).
10.4	*
Change in Control Agreement between the Company and Jeffrey R. Moore dated August 6, 2009 (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 11, 2009).
10.5	*
Securities Purchase Agreement between the Company and each of the Purchasers identified therein dated September 15, 2009 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 17, 2009).
10.6	*
Registration Rights Agreement between the Company and each of the Holders identified therein dated September 15, 2009 (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 17, 2009).
10.7	*
First Amendment to Change in Control Agreement by and between the Company and Ronald A. Lowy dated September 28, 2009 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2009).
10.8	*
Fifth Amendment to Lease by and between the Company and RB Kendall Fee, LLC dated October 8, 2009 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 13, 2009).
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications pursuant to 18 U.S.C. Section 1350

+
Indicates a management contract or any compensatory plan, contract or arrangement.

*
Previously filed.