Form 10-Q/A
period 2009-09-30
HELICOS BIOSCIENCES CORP
filed 2010-03-31
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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
(617) 264-1800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐  No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐  No: ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of October 31, 2009, was 72,963,658 shares.

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q of Helicos BioSciences Corporation for the period ended September 30, 2009, originally filed with the Securities and Exchange Commission on November 9, 2009 (the “Original Filing”). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q solely for the purpose of correcting certain typographical errors contained in Exhibit 31.1 and Exhibit 31.2 in the Original Filing. This Amendment No. 1 does not change any other portion of the Original Filing.  This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELICOS BIOSCIENCES CORPORATION

Dated: March 31, 2010
/s/ Ronald A. Lowy
Ronald A. Lowy President and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2010
/s/ Jeffrey R. Moore
Jeffrey R. Moore Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002