Form 10-K
period 2009-12-31
HELICOS BIOSCIENCES CORP
filed 2010-04-15
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on June 30, 2009, as reported by the NASDAQ Global Market, was approximately $7,736,729. For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

         As of March 31, 2010, the Company had 79,456,334 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

HELICOS BIOSCIENCES CORPORATION (a development stage company)
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.    BUSINESS

OVERVIEW

        Helicos BioSciences Corporation is a life sciences company which has developed proprietary technology focused on the research, drug discovery and clinical diagnostics markets. Our proprietary True Single Molecule Sequencing (tSMS)™ technology enables rapid analysis of large quantities of genetic material by directly sequencing single molecules of DNA or single DNA copies of RNA (cDNA) and our newest approach of direct sequencing of RNA. Our tSMS approach differs from current methods of sequencing DNA or RNA because it analyzes individual molecules of DNA directly instead of analyzing a large number of copies of the molecule produced through complex sample preparation techniques. Our tSMS technology eliminates the need for costly, labor-intensive and time-consuming sample preparation techniques, such as amplification or cloning, which are required by other methods to produce a sufficient quantity of genetic material for analysis.

        Our Helicos® Genetic Analysis Platform is designed to obtain sequencing information by repetitively performing a cycle of biochemical reactions on individual DNA or RNA molecules and imaging the results after each cycle. The platform consists of an instrument called the HeliScope™ Single Molecule Sequencer, an image analysis computer tower called the HeliScope™ Analysis Engine, associated reagents, which are chemicals used in the sequencing process, and disposable supplies. The information generated from using our tSMS products may lead to improved drug therapies, personalized medical treatments and more accurate diagnostics for cancer and other diseases.

        In the first quarter of 2010, we began a process of considering alternatives to our existing long-term strategic focus, including a repositioning of the company in the genetic analysis markets. We believe that an adjustment to our existing strategy would better position us to take advantage of the unique capabilities of our proprietary platform and to address the growing competition in the genetic research marketplace. Although we made progress during 2009 in the genetic research market as demonstrated by our growing installed base and the number of peer reviewed publications referencing our single molecule sequencing technology, we believe that Helicos must consider a number of alternatives to improving shareholder value and, as a result, have embarked upon this process with a view toward repositioning Helicos' highly differentiated single molecule sequencing solution. In this regard, we have continued our relationship with Thomas Weisel Partners LLC (TWP), a nationally recognized investment bank, to assist us with our evaluation and execution of strategic alternatives and long term financing strategy. We have also engaged a variety of consultants in the genomic research, services and diagnostics industries to evaluate available alternatives.

        In particular, we believe that Helicos' technology is well suited for applications in molecular diagnostics. We believe that diagnostics applications may benefit from the specific features for which the Helicos System is uniquely suited, including the platform's quantitative accuracy, the use of small sample quantities in simple preparation methods, and high throughput, as well as lack of biases typically seen with sample amplification.

        We anticipate the repositioning evaluation process will take at least several months. There can be no assurance, however, that we will be successful in re-focusing our long-term strategy or that any transaction we undertake to implement a change in strategy will ultimately be completed or, if one is undertaken, there can be no assurance regarding its terms, timing or sources of funding. During this time, we will focus our limited resources on satisfying current customer needs and stabilizing system performance, which has varied at some customer and placement sites. In addition, new initiatives will be prioritized to those that reduce operational risk and conserve resources while we consider our strategic alternatives and direction.

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

        The human genome includes approximately 30,000 genes. Genes are segments of DNA that contain the information needed for a cell to make proteins. Each gene has one or more parts called exons including coding regions that specify the sequence of amino acids for that protein. Genes also contain regulatory elements that determine when, where and how much protein is made. While it is currently understood that approximately 97% of the human genome does not code for proteins, recent research suggests that this non-coding DNA also contains important regulatory elements which plays an important role in controlling when and how much genes are expressed. In addition, new knowledge reveals a wealth of information in the transcribed regions of the genome that do not make up protein coding genes but yet these non-coding RNAs are becoming increasingly important in the study of biology.

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

GENETIC ANALYSIS INDUSTRY OVERVIEW

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

        Since the development of genetic engineering techniques in the 1970s, the analysis of genetic material has become a mainstay of biological research. The first automated DNA sequencer was invented in 1986, based on technology developed by Frederick Sanger and his colleagues in 1975, which is commonly referred to as Sanger sequencing. Subsequent versions of commercial DNA sequencers have increased the speed of DNA sequencing by 3,000 fold, making possible the Human Genome Project. In 1996 the first commercial microarray was introduced and enabled a new era of RNA analysis by measuring gene expression across many genes in a single experiment. Subsequent versions of the commercial microarrays including DNA and RNA have significantly increased the amount of information per run and provided selected single nucleotide polymorphisms, or SNPs of the whole human genome on a single chip, enabled large scale genome-wide SNP association studies and have been commercialized for several diagnostic applications. Since 2007 there has been significant replacement of both of these existing genetic analysis technologies with 1st and 2nd Next Generation Sequencers (NGS). Today, manufacturers of systems, supplies and reagents for performing genetic analysis, which includes DNA sequencing, genotyping, and gene expression analysis, serve a worldwide market of approximately $5 billion, according to Strategic Directions International with an estimate that DNA sequencing serves approximately $1 billion of this demand for genetic analysis. The remainder of this market is addressed by other genetic analysis methods, such as gene expression analysis and genotyping. Recent studies have demonstrated the complexity and variability of the human genome. This new information will necessitate larger scale studies, and require new methods and strategies that combine different application and data analysis techniques across these larger studies. Since 2007 the market has migrated away from Sanger methods of DNA and RNA sequencing and microarray based technologies because of their inherent technology limitations in throughput, cost and complexity of sample preparation. It is estimated that approximately 30% of the Sanger sequencing systems have been replaced by 1st and 2nd NGS systems.

        To explore the next frontier of biomedical research, scientists must design comprehensive experiments on a larger scale than previously thought possible. Current methods of genetic analysis include DNA sequencing, gene expression analysis, genotyping and epigenetics. Until the advent of NGS technologies, researchers were required to use several different platform types each with its own unique sample preparation and data analysis formats. DNA and RNA sequencing provide the most comprehensive genome-wide information without any prior knowledge of the sequence or sequence variation; however, the limitations of Sanger sequencing technologies restrict their use in large-scale studies and as a replacement for multiple technologies. Whole genome scale projects were generally out of the reach of the individual user and were in the exclusive domain of large multi-instrument sequencing centers because of the inherent limitations of low throughput, high cost and complexity of use.

        In response to these limitations, next generation sequencing technologies are seeking to improve the speed and reduce the per base cost of sequencing. However, these technologies continue to be limited by their sensitivity to the need for amplification or cloning to obtain enough DNA or RNA from a sample for their instruments to adequately read the sequence. As with Sanger-based sequencing technologies, this requirement for amplification or cloning adds to the cost and complexity of these sequencing methods, limits the scalability of sample preparation and may limit the accuracy of the data they produce. Moreover, many 1st and 2nd NGS technologies appear to possess biases and are hampered by their lack of quantitative accuracy which may limit their applicability to the broader genetic analysis space.

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

        While these other genetic analysis technologies address the cost limitations of DNA and RNA sequencing, they generally provide only limited information and suffer from a range of technical limitations, the most important of which is the high cost of replacement as new sequence information is added and products are updated. NGS technologies that enable a broad range of applications with a relatively similar sample preparation methodology and data analysis format would greatly enable the ability to perform both broad and deep studies of important biological samples. NGS technologies that do not require significant investments in up front automation and infrastructure would also allow large scale studies to be performed in mid to small sized laboratories as well as diagnostic laboratories by allowing continuous use of the same capital equipment for each of the different genetic analysis applications.

        The scope and pace of much important research, and the routine application of genomic information in clinical medicine, remain limited by the cost and throughput of the currently available genomic analysis systems. Efforts to overcome this barrier are endorsed by the National Institutes of Health, whose National Human Genome Research Institute established the "Revolutionary Genome Sequencing Technologies—The $1,000 Genome," grant program to fund researchers' efforts to develop technology to enable the complete sequencing of an individual human genome at a cost of approximately $1,000. This goal is measured by the cost of the consumables used in the sequencing of the human genome and without regard to the cost of the sequencing instrument. In September 2006, we received a $2 million grant under this program to foster our technology development on the path to the $1,000 genome. In September 2009, we were awarded a $2.9 million grant as part of the Sequencing Technology Development Program representing NHGRI's Signature Project for the American Recovery and Reinvestment Act. This project was specifically designed to support large-scale, high impact research projects that are expected to accelerate critical scientific breakthroughs and enable growth and investment in biomedical research. In addition, in April 2010, we were awarded a $1.5 million grant from the National Institutes of Health in support of our project titled "True Direct Single Molecule RNA Sequencing."

        Scientists have long realized that many of the disadvantages of ensemble based sequencing could be addressed through the direct sequencing of single molecules. This ability to directly measure individual sequences would reduce the cost and complexity of large scale experiments while increasing sensitivity. The simplicity of the sample preparation and detection would also provide the capability to combine multiple application techniques in order to get the most comprehensive view of each sample. For nearly 20 years, researchers have attempted without success to develop such a single molecule sequencing technology. Past efforts fell short largely due to complexity or technological hurdles in signal detection, surface materials, biochemistry, enzymology, bioinformatics, automation or engineering. In 2003, one of our co-founders, Stephen R. Quake, DPhil, demonstrated, we believe for the first time, that sequence information could be obtained from single molecules of DNA. We have replicated and improved upon Professor Quake's approach to develop our True Single Molecule Sequencing (tSMS)TM technology. (Harris T et al. Single Molecule DNA Sequencing of a Viral Genome. Science. Vol. 320, no. 5872, pp. 106-109. 2008.)

HELICOS TECHNOLOGY

        Our True Single Molecule Sequencing (tSMS)TM technology is a powerful approach that directly measures single molecules. This novel approach allows our system to directly analyze billions of individual sequences in parallel and avoids the need for complex sample preparation techniques, amplification or cloning required by other methods. Our products utilizing our tSMS technology benefit from simple, scalable sample preparation techniques and automated high-throughput sequencing processes that enable sequencing with speed and provide unprecedented sensitivity and quantitative accuracy. This technology provides scientists and clinicians with extensive capabilities for basic and translational research, for pharmaceutical research and development, and for the development and clinical application of genomic diagnostics.

        Our Helicos® Genetic Analysis System is designed to provide the following benefits:

  •
  Enhanced throughput.  Scientists measure the throughput of a DNA sequencing technology based on the number of bases analyzed per unit of time. By the end of 2009, the HeliScopeTM Single Molecule Sequencer had achieved throughput rates of approximately 180 million analyzable bases per hour, depending on the application. In addition, we have designed the imaging capability of the HeliScope Sequencer to accommodate a maximum throughput approaching one billion bases per hour. To achieve this additional increase in throughput, we would need to improve the efficiency and accuracy of the system's sequencing chemistry, increase the density of strands of DNA that bind to the surface of the flow cell in which the sequencing reactions take place and make corresponding enhancements to the image processing software.

  •
  Simplicity.  Because the sample preparation process for genome sequencing using our HeliScope Sequencer involves only small quantities of reagents and a few simple steps, we believe that it will be less costly, less time-consuming, less error prone, and require lower amounts of starting material (without amplification) than the sample preparation processes used in current NGS technologies.

  •
  Scalability.  The sample preparation process is highly scalable because it does not require the need for the costly automation of complex sample preparation techniques, amplification or cloning required by existing NGS methods and thus makes genomic scale studies possible in small to mid-sized research organizations.

        We believe that our Helicos System can be used as a universal method of genetic analysis potentially replacing existing methods of gene expression analysis and genotyping. Based on its anticipated performance, we believe that the Helicos System is capable of performing applications of gene expression analysis at a comparable cost per sample, and in the case of high volume analyses, at lower cost, in comparison with current technologies. Moreover, we believe that performing expression analysis using the tSMS approach provides a more unbiased and accurate measurement of expression. In addition, as we consider our repositioning strategy, we believe that Helicos' technology is uniquely suited for applications in molecular diagnostics. In particular, we believe that our platform's quantitative accuracy, the use of small sample quantities in simple preparation methods, and high throughput, as well as lack of biases typically seen with sample amplification, can be specially useful in the field of molecular diagnostics.

Our True Single Molecule Sequencing (tSMS)tm Technology

        Our True Single Molecule Sequencing (tSMS)tm technology enables the simultaneous sequencing of large numbers of strands of single DNA molecules. The first step of our single molecule sequencing approach is to cut, or shear, a sample of DNA or RNA into relatively small fragments. The double helix of each fragment is then separated into its two complementary strands. Each strand is used as a template for synthesis of a new complementary strand. This is accomplished through a series of biochemical reactions in which each of the four bases are successively introduced. If the introduced base is complementary to the next base in the template, it will be added to the new strand. Each of the added bases is tagged with a fluorescent dye, which is illuminated, imaged and then removed. The sequence of each new DNA or RNA strand is determined by collating the images of the illuminated bases from each cycle of highly specific incorporation and imaging. The raw sequencing data is then analyzed by computer algorithms. In 2009, our scientists authored or co-authored five scientific manuscripts based on our tSMS technology in several peer-reviewed journals.

        The series of figures below outlines an example of how our tSMS technology operates to sequence single molecules from genomic DNA. The actual process our HeliScopetm Single Molecule Sequencer will utilize to sequence DNA molecules will depend on the application. In September of 2009 we published the first demonstration of the direct sequencing of RNA molecules which enables additional potentially significant areas of research.

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

Figure 6
The process outlined in Figures 4 and 5 is repeated with each of the four types of labeled nucleotides. Repeating this cycle for a total of 120 times adds an average of more than 33-35 nucleotides to the primer strand. The number of bases added to a primer is the "read length."

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

The Helicos® Genetic Analysis Platform

        The Helicos® Genetic Analysis Platform consists of the following components:

  •
  Helicos® Genetic Analysis System—The instrument component of the Helicos Genetic Analysis Platform which consists of three major components:

  •
  The HeliScope™ Single Molecule Sequencer which performs the True Single Molecule Sequencing (tSMS)™ chemistry and directly analyzes images of single molecules, producing accurate sequences of billions of templates at a time. The HeliScope Sequencer consists of a high-speed mechanical stage and a laser illumination subsystem, an image acquisition subsystem, a fluid handling subsystem and computer subsystems that control and analyze the sequencing reactions. To operate the instrument, a user loads a prepared sample of DNA, complementary DNA (cDNA) or RNA onto our flow cell using the HeliScopeTM Sample Loader, places the flow cell on the mechanical stage and inserts our consumable reagent pack into the fluid handling system. From that point onward, all sequencing reactions are conducted automatically by the instrument. After each base is added, the mechanical stage moves the flow cells under a microscope lens. Four lasers illuminate the fluorescent tags of the bases, and a camera images the flow cells through the microscope lens.

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

  •
  HeliScope™ Sample Loader facilitates and speeds the loading of samples into the Helicos® flow cells. It provides 25 discreet loading ports to ensure proper separation of samples and ease of loading.

  •
  Helicos® True Single Molecule Sequencing (tSMS)™ Reagent Kits.  Reagent kits for sequencing which consist of proprietary formulations of a DNA polymerase enzyme, our proprietary fluorescently tagged bases, our proprietary imaging reagent, a proprietary formulation of a cleavage reagent and our proprietary application specific flow cells that have a proprietary surface coating with the chemical and optical properties needed for single molecule sequencing.

        Consumable reagents.    The biochemical sequencing reactions that occur in the HeliScope Sequencer involve the use of a proprietary formulation of a DNA polymerase enzyme, proprietary fluorescently tagged bases and proprietary imaging reagents. We have developed proprietary nucleotide triphosphates, called Virtual TerminatorTM Nucleotides, that allow us to add only one base at a time to each DNA strand. Our proprietary imaging reagents improve the stability of our fluorescent tags and increase their brightness. Our cleavage reagents are used to remove the fluorescent tags from the Virtual Terminators nucleotides.

        Disposable supplies.    The HeliScopeTM Single Molecule Sequencer is designed to perform sequencing reactions inside one or two glass flow cells. When two flow cells are used, the system alternates between the flow cells, performing sequencing reactions in one flow cell while recording images from the other. Each flow cell has an active area of about 16 square centimeters and contains 25 separate channels. Our flow cells are designed to allow researchers to sequence separate samples in each channel, which will enable the simultaneous sequencing of at least 50 different DNA, cDNA or RNA samples. The initial version of our flow cell is designed to permit binding of DNA strands at an average density of approximately 100 million strands of DNA per square centimeter, equaling an average of approximately 2.8 billion strands of DNA for both flow cells. In the first quarter of 2010, we announced the availability of a series of new reagent kits and run configurations that allow customers to choose the use of 1 or 2 flow cells and between 1 and 50 channels, adjust the number of strands of DNA imaged, and select run times between 2.5 and 8 days.

APPLICATIONS

        The Helicos® Genetic Analysis System provides new opportunities for large scale genomic studies which encompass many areas of research, development and diagnostic use The areas where we believe Helicos' technology offers significant opportunities include:

  •
  Studying the Human Genome.  The ENCODE studies published in 2007 and 2008 provided new insights into the complexity of the human genome. These initial studies published in 2007, which examined only 1% of the genome architecture revealed a much more dynamic and complex genome state at every level including organization, sequence, expression and regulation. New approaches which allow a window into the genome allowing unbiased interrogation are clearly required to fully understand the genome. During 2008, we saw the emergence of next generation sequencing technology applied to a fuller understanding of the genome with particular emphasis focused on the transcriptome. Through deep resequencing of the transcriptome, we are gaining new insights in the truly remarkable resilience of the genome and the variety of coding and non-coding RNAs playing intimate roles in gene regulation. During 2008 and 2009 several publications of complete human genome sequences have demonstrated levels of human genome variation far exceeding initial expectations. During 2009, full genome sequencing focused on decoding tumor genomes and uncovering rare Mendelian mutations for rare disease causing gene variants. In 2009, Dr. Steven Quake, Helicos SAB Chair and company founder also published the first single molecule sequencing of a human genome. The pace of technology advancements to drive costs of sequencing down has continued in earnest. The Helicos System provides an important platform for the depth and breadth of genomic studies required to fully unlock the secrets of the genome and the role of genome variation in health and disease.

  •
  Disease association studies.  2007 and 2008 represented landmark years in the search for genes involved in common disease. As we have known, common diseases and conditions involve complex genetic factors and environmental interactions to produce the visible measurements or features of disease. In 2007, large scale genetic association studies including the Wellcome Trust Case Control Consortium and the Genetic Association Information Network (GAIN) identified, using high-throughput genotyping technologies, multiple genes and gene regions associated with diseases such as coronary artery disease, Type I and Type II diabetes, obesity, Crohn's Disease, rheumatoid arthritis, and bipolar disorder. In 2008, additional publications on a broad survey of diseases continued in earnest. Yet what we now have learned is that common variants associated with these diseases only begin to scratch the surface of the underlying individual variation contributing to these associations. By sequencing the genomes or selected genes from many individuals with a given condition, it may be possible to identify the causative mutations underlying the disease. Ongoing efforts are focused on the subsequent sequencing of the genomic regions associated with these common diseases to attempt the search for further genomic factors accounting for disease contributions. This research may lead to breakthroughs in disease diagnosis, prevention and treatment.

  •
  Molecular diagnostics.  Patients who present with the same disease symptoms often have different prognoses and responses to drugs based on their underlying genetic differences. We believe that delivering patient-specific genetic and genomic information at a reasonable cost represents a multi-billion dollar potential market waiting to be fully realized. Commercial markets for molecular diagnostics include gene- or expression-based diagnostic kits and services, targeted gene resequencing for companion diagnostic products offer the opportunity for selecting and monitoring particular therapies, as well as patient screening for early disease detection and disease monitoring. Creating more effective and targeted molecular diagnostics and screening tests requires a better understanding of genes, regulatory factors and other disease- or drug-related factors. We believe that our platform's quantitative accuracy, the use of small sample quantities in simple preparation methods, and high throughput, as well as lack of biases typically seen with sample amplification, can be particularly useful in the field of molecular diagnostics.

  •
  Cancer research.  Cancer genetics involves understanding the effects of the inherited genome as well as the tumor genome including acquired mutations and other genetic alterations. Diagnosing and treating cancer therefore requires a more comprehensive understanding of the individual patient tumor genome to better-predict responses to drug therapy. We believe the availability of low-cost genomic analysis including quantitative Digital Gene Expression, RNA Sequencing and microRNA profiling on small samples, circulating tumor cells, tumor cell biopsies or formalin-fixed paraffin embedded tissue specimens to characterize acquired changes of the genome that contribute to cancer would enable improved diagnosis and treatment of cancer.

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

        As we consider a repositioning of the Company in the genetic analysis markets, we are evaluating the areas where we believe Helicos' technology offers significant opportunity and, in particular, we believe that Helicos' technology is uniquely suited for applications in molecular diagnostics.

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

        We have rapidly advanced the development of our True Single Molecule Sequencing (tSMS)™ technology since we began operations in 2003. In 2004, we began to produce sequence data from single molecules of DNA and in 2005, we sequenced genomic DNA from a small virus called M13 using our tSMS technology. Also in 2005, we began to design the Helicos® Genetic Analysis System. In 2006, we received a $2 million grant from the National Human Genome Research Institute and completed the design of the critical components of the Helicos System. In 2007, we substantially finished the assembly of five commercial grade Helicos Systems and began shipping our Helicos Systems to initial customers in 2008. Our initial shipment to our first customer, Expression Analysis, Inc. ("EA"), was made on March 5, 2008. This system was an early version and did not consistently achieve our commercial specification levels at EA and, as a result, on January 27, 2009, we agreed to have EA return the Helicos System that was installed at EA. Following EA's return of this system, our commercial relationship with EA was suspended. EA did not make any payments for this Helicos System that was ultimately returned.

        Our systems are subject to extensive verification and validation testing with reagents and flow cells produced by our operations group in order to validate the performance that will be achieved by the customer. Our engineers play a key role in developing robust manufacturing and installation processes and identifying key areas for improving system reliability and system cost. Also in 2008, we introduced a second generation Virtual Terminator™ Nucleotides with improved performance and shelf-life and introduced a second generation image analysis software with improved performance. During 2009, we continued to invest in research and development activities to further improve the performance of our Helicos System beyond its initial performance characteristics, albeit at a reduced pace given our limited resources and as a result of our December 2008 decision to implement a 30% reduction in our workforce and take other measures to reduce our operating costs.

        With additional investments in research and development activities, we believe that a further reduction of DNA sequencing cost per base of approximately 100 fold may be achieved without requiring major modifications to the HeliScope™ Single Molecule Sequencer. The pace of these research and development activities is expected to be limited during 2010, however, as a result of our limited resources. We describe below some of the ways in which we have improved the performance of the tSMS technology for use in the HeliScope Sequencer and ways in which performance can be improved on an ongoing basis.

  •
  Improved flow cell surface stability.  By optimizing the surface coating of the flow cell and the reagents used in the HeliScope Sequencer, we have increased the stability of DNA attachment to the flow cell surface. We believe that further increases in stability would increase the number of strands that remain present at the end of a run and thus the amount of sequence data produced.

  •
  Increased sequencing reaction efficiency and accuracy.  In the course of developing our proprietary sequencing process and reagents, we have significantly increased the efficiency with which new bases are added to a growing DNA strand and the accuracy with which they are detected. We believe that further increases in efficiency and accuracy at each step of the sequencing process would continue to increase the number of DNA strands that are useful for genetic analysis.

  •
  Increased density of DNA strands.  We have successfully developed the flow cells in our HeliScope Sequencer to permit binding of DNA strands at an average density of approximately 100 million strands per square centimeter. We believe that additional development work in the area of surface chemistry would increase the number of DNA strands that can be anchored to the surface of the flow cells up to 400 million per square centimeter.

  •
  Enhanced speed of image processing subsystem.  We have developed high speed image processing that enables analysis of the images produced by the HeliScope Sequencer. We believe that enhancements to the speed of the image processing subsystem would enable reduction in the server hardware included as a part of the cost of a Helicos System.

  •
  Reduced instrument cost.  We believe that efforts to evaluate new camera and laser technology would give us the opportunity to both reduce the material cost of the instrument and increase sequencing performance.

        We believe that each of the above improvements, if successful, would increase the throughput of the HeliScope Sequencer and reduce the cost per base of sequencing. We believe that other improvements, such as reducing reagent consumption, reducing image acquisition time, and enhancing the performance of the system's mechanical components, with the goal of further increasing throughput and reducing cost, are feasible depending on our ability to make additional levels of investment in research and development activities. As we reevaluate our long-term strategy, we may elect to pursue some or none of these potential performance enhancements depending on the availability of resources and the importance of such enhancements to our long-term strategy.

        In 2009 we continued our forward thinking research activities in genomic and measurement sciences. Our Applications, Methods and Collaborations group emerged as a result of the intimate relationship between genomic sciences, applications and methods. This group spends a significant amount of time supporting customers, prospective customers and collaborators who now can benefit from our expertise in sample preparation and novel methods for the application of single molecule sequencing to address important questions in biology. These efforts have resulted in the publication of several studies which highlight the versatility and breadth of scientific studies which are enabled on our platform. We have continued our work with world class leaders in the field of genomics including members of the ENCODE consortium, genome sequencing centers and academic research institutions. Our applications research areas include:

  •
  Transcriptome analyses:  Digital gene expression and RNA Sequencing provides a hypothesis free, global, and quantitative analysis of the transcriptome. Our research focuses on developing the single molecule sequencing method to allow the quantitative measurement of virtually all genes in a sample by counting the number of individual mRNA molecules produced from each gene. This allows one to examine all the genes present in a cell or tissue in a hypothesis independent manner with no bias toward the genes believed to be expressed. We believe the end result is a highly sensitive and quantitative measurement which will allow not only for the detection of highly expressed transcripts but also for the detection of very rare transcripts represented by only a few molecules of RNA per cell.

  •
  Direct RNA Sequencing:  The traditional approaches to transcriptome analyses have been typically dependent on the creation of a cDNA intermediate, an indirect measurement of the RNA in the cell. As such, we embarked on a program to develop the methodology required for the direct sequencing of RNA. While still in the research phase during 2009, our research program definitively demonstrated the direct sequencing of RNA without cDNA-intermediate and published this work in the prestigious journal Nature in October, 2009. In the first quarter of 2010, we have implemented direct RNA sequencing on the Helicos System and began an early access program to provide key scientific leaders with data to demonstrate the unique attributes of the technology.

  •
  Chromatin Immunoprecipitation sequencing (ChIP Seq) studies:  In 2009 we worked with world leaders in the epigenomics field to develop the methodology required for ChIP Seq studies. Benefiting from the simplicity of single molecule sequencing, the Helicos ChIP Seq method provides rapid DNA sample preparation combined with the ability to work with small DNA sample quantities to reveal an unbiased, genome-wide and quantitative view of protein-DNA interactions and chromatin structure. During 2009, we published our work on ChIP Seq with scientists at the Broad Institute, Inc. and Massachusetts General Hospital demonstrating these principles.

  •
  miRNA measurements:  microRNA (miRNA) represent important regulators of gene expression and are becoming increasingly important in disease studies, especially cancer. Helicos is using single molecule sequencing to investigate the ability to quantitatively measure miRNAs from human samples as well as identify novel miRNAs which have been missed because of previous requirements for amplification and limited depth of coverage. In these studies we demonstrate the unique attributes of single molecule sequencing for accurate miRNA quantitation as compared to quantitation obtained using amplification based methods.

  •
  Candidate region sequencing:  Currently the cost of sequencing an entire human genome remains too high to enable routine whole genome sequencing. New methods are currently under development to allow a simplified, highly multiplexed candidate region capture method to facilitate large-scale studies of genomic regions of interest. Our technology enables sample barcoding which allows multiplexed sequencing of up to 15 samples per HeliScope Sequencer channel, resulting in the analysis of up to 750 samples per sequencing run.

  •
  Paired reads:  A paired read methodology is desirable for comprehensive whole genome sequencing. Our paired-read development efforts are focused on reading two portions of a DNA molecule using a defined gap size between sequence reads to accurately recapitulate the structural context of the genome to be sequenced. Optimizing the gap sizes for our paired read strategy to allow both short gaps (250-500 base pairs) and longer gaps (1 to 10 kb) remains our focus. Proof of principle was demonstrated on the HeliScopeTM Single Molecule Sequencer for both transcriptome and genome analyses.

        Depending on the outcome of our repositioning strategy in the genetic analysis markets and strategic direction, we may decide to continue our applications research in some or all of the aforementioned areas or focus on new areas that would benefit from the unique capabilities of our proprietary platform.

        In the years ended December 31, 2007, 2008, and 2009 we incurred $24.8 million, $24.6 million and $18.3 million respectively, of research and development expenses.

PRODUCT DEMONSTRATION ARRANGEMENTS

        Our strategy in the research markets has been to establish the Helicos® Genetic Analysis Platform as the platform of choice for analyzing diverse genomic information and to expand the applications of our technology. Accordingly, we entered into product demonstration arrangements with outside parties which were designed to enhance our commercial prospects by demonstrating through publication our technology as a viable platform for analyzing large quantities of genetic information and to expand the potential applications for our technology. These product demonstration arrangements include the transfer of genetic samples from third parties for us to process and analyze using our internal Helicos Systems.

        Our product demonstration arrangements also included the outright placement of Helicos Systems at reference sites for scientific and commercial evaluation. In 2009, we had placed Helicos Systems at the following reference sites for evaluation: Dana Farber Cancer Institute (Dana Farber), Massachusetts

General Hospital Cancer Center (MGH) and Ontario Institute for Cancer Research (OICR). These reference sites may have the opportunity to purchase their system outright or return the system to us. Entering the second quarter of 2010, the Dana Farber and MGH placements remained ongoing, however, OICR returned its system at the end of the first quarter 2010.

        As we consider our repositioning strategy in the genetic analysis markets and strategic direction, we may decide to continue to engage in these types of joint activities with third parties or focus on new relationships with third parties in areas such as molecular diagnostics or others that we believe would benefit from the unique capabilities of our proprietary platform. In any case, these arrangements and any future similar arrangements are not guaranteed to generate any revenue from system sales and are not expected to generate new material intellectual property or new technology for our business.

MANUFACTURING AND RAW MATERIALS

        We have manufactured our products using a combination of outsourced components and subassemblies. In addition to our in-house production capability, we have utilized subcontractors for parts of the manufacturing process where we have determined it is in our best interest to do so. As a result of our efforts to reposition the Company in the genetic analysis markets, we do not plan to allocate substantial resources to increasing our manufacturing process capability or capacity.

MARKETING, SALES, SERVICE AND SUPPORT

        As a result of our limited resources, we have operated, and expect during 2010 to continue to operate, with a limited number of sales, marketing and service personnel while we develop our strategy to reposition the Company in the genetic analysis markets.

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

COMPETITION IN THE GENETIC ANALYSIS MARKET

        Competition among entities developing or commercializing instruments, research tools or services for genetic analysis is intense. A number of companies offer DNA sequencing equipment or consumables, including Life Technologies, Inc., Beckman Coulter, Inc., the Life Sciences Division of GE Healthcare, Illumina, Inc., Complete Genomics, Inc. and Roche Applied Science. Furthermore, a number of other companies and academic groups are in the process of developing novel techniques for DNA sequencing. These companies include, among others, Ion Torrent, Genizon BioSciences, Intelligent Bio-Systems, Lucigen, Microchip Biotechnologies, Pacific Biosciences, Shimadzu Biotech, ZS Genetics, Oxford Nanopore, NabSys and IBM. For RNA analysis and/or genotyping there are a number of companies that offer equipment and supplies including Affymetrix, Inc., Agilent Technologies, Applera Corporation, Bio-Rad Laboratories, Luminex and Nanostring. Three companies provide a wide range of products that span both DNA and RNA analysis—Life Technologies, Inc., Affymetrix, Inc. and Illumina, Inc. However, the solutions that are provided are separate applications that require different sample preparation techniques, consumables, analysis software and instrumentation with limited correlation between platforms.

        Many of these companies have substantially greater capital resources, research and product development capabilities and greater financial, scientific, manufacturing, marketing, and distribution experience and resources, including human resources, than we do. These companies may develop or commercialize genetic analysis technologies before us or that are more effective than those we are developing, and may obtain patent protection or other intellectual property rights that could limit our rights to offer genetic analysis products or services

        As we consider the repositioning of the Company in the genetic analysis markets, we will need to continue to assess our ability to successfully compete against existing and future technologies. Moreover, we will need to demonstrate that the price and performance of our technologies and platform applied to our target markets are competitive with those of competing technologies.

INTELLECTUAL PROPERTY

        Developing and maintaining a strong intellectual property position is an important element of our business strategy. Our patent portfolio relating to our proprietary technology is comprised, on a worldwide basis, of various patents and pending patent applications, which, in either case, we own directly or for which we are the exclusive or semi-exclusive licensee. A number of these patents and patent applications are foreign counterparts of U.S. patents or patent applications. Among other things, our patent estate includes patents and/or patent applications having claims directed to:

  •
  the overall True Single Molecule Sequencing (tSMS)tm method;

  •
  certain components of the Helicos® Genetic Analysis Platform, including our laser illumination subassembly, our flow cells and various methods for using our HeliScope Sequencer;

  •
  methods for focusing our lasers and imaging our flow cell surfaces, and our use of combinations of laser optical paths;

  •
  our Virtual TerminatorTM Nucleotides and other nucleotides;

  •
  various aspects of our sample preparation processes;

  •
  algorithms for analysis of our data; and

  •
  reagent formulations for imaging and for sequencing.

        Within broad technological categories, our patent portfolio can be broken down as follows: most of our issued (81%) and pending (60%) patents are directed to sequencing by synthesis, primarily at the single molecule level; the smallest portion of the patent portfolio (3% of issued patents and 3% of pending applications) involves bioinformatics and data processing; the remainder of the portfolio is roughly evenly split among sample preparation (6% of issued patents and 12% of pending applications), instrumentation (10% of issued patents and 11% of pending applications), and commercial applications (14% of pending patent applications). The last-mentioned of these groups—commercial applications—encompasses wide areas of scientific and commercial interest including direct RNA sequencing, single-cell analysis, high-throughput screening, digital gene expression, and candidate region re-sequencing.

        Our patents generally have terms of 20 years from their respective non-provisional priority filing dates. The first non-provisional patent applications prosecuted by Helicos were filed in 2004 and thus our issued patents are not scheduled to expire until 2024 or later. We have filed terminal disclaimers in certain later-filed patents, which means that such later-filed patents are scheduled to expire earlier than the twentieth anniversary of their respective non-provisional priority filing dates, although not earlier than 2024 with respect to patent applications prosecuted by Helicos. We have also in-licensed patents and patent applications. All of the material patents and patent applications to which we have licensed rights are scheduled to expire in 2017 or later.

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

        Roche License Agreement.    In June 2004, we entered into a license agreement with Roche Diagnostics (the "Roche License Agreement") which granted us a worldwide, semi-exclusive royalty-bearing license, with the right to grant sublicenses under a patent relating to sequencing methods. In connection with the Roche License Agreement, we paid an upfront fee of 175,000 Euros and committed to pay an annual license fee ranging from 10,000 to 40,000 Euros. There are no milestone payments potentially payable by us under the Roche License Agreement in addition to those described above. We have an option to convert the license to non-exclusive beginning in 2008, in which case the annual license fees would be reduced to 10,000 Euros beginning in 2008. We have the right to terminate the Roche License Agreement at any time for convenience upon 90 days prior written notice to Roche Diagnostics. We both have the right to terminate the Roche License Agreement upon breach by the other party, subject to notice and an opportunity to cure. The Roche License Agreement also terminates upon the occurrence of specified bankruptcy events. As part of the Roche License Agreement, we agreed to pay single digit royalties based on a percentage of defined net sales. We also agreed to pay half of our income amounts that we receive based on sublicenses that we grant to third parties. Our royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through December 31, 2009, no royalty payments have been made. All license fee amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use. The total expense recognized under the Roche License Agreement for the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) through December 31, 2009 was $39,000, $62,000, $54,000 and $421,000, respectively.

        AZTE License Agreement.    In March 2005, we entered into a license agreement with Arizona Technology Enterprises (the "AZTE License Agreement") that granted us a worldwide, exclusive, irrevocable, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications exclusively licensed by AZTE from Arizona State University and the University of Alberta. In connection with the AZTE License Agreement, we paid an upfront fee of $350,000, committed to an annual license fee of $50,000, which has increased to $100,000 upon the successful issuance of a U.S. patent, committed to pay a three-year maintenance fee of $50,000, payable in equal annual installments beginning in March 2006, and issued 88,888 shares of restricted common stock, which vest in two equal installments upon the achievement of separate milestones. There are no milestone payments potentially payable by us under the AZTE License Agreement in addition to those described above. We are obligated to use reasonable commercial efforts to develop, manufacture and.

In addition, if we fail to to use commercially-reasonable efforts to develop, manufacture and sell licensed products, the AZTE License Agreement converts from exclusive to non-exclusive. The AZTE License Agreement will remain in force until terminated. We have the right to terminate the AZTE License agreement at any time for convenience upon 60 days prior written notice to Arizona Technology Enterprises. We both have the right to terminate the agreement upon breach by the other party, subject to notice and an opportunity to cure. The AZTE License Agreement also terminates upon the occurrence of specified bankruptcy events.

        As part of the AZTE License Agreement, we agreed to pay a single digit percentage royalty based on defined net sales. We also agreed to pay a mid-teens percentage of specified sublicense income amounts that are received based on sublicenses granted to third parties which increases to 30 percent after we receive an aggregate of $50,000 of such amounts. Our royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through December 31, 2009, no royalty payments have been made. All license fee amounts paid to date have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. In May 2006, in accordance with the license agreement, due to the successful issuance of a U.S. patent, the committed annual license fee increased from $50,000 to $100,000 and 44,444 shares of the restricted common stock vested. The vesting of 44,444 shares of restricted common stock resulted in a charge to research and development expense of $127,000 based on the fair value of our common stock at the time the milestone was achieved. The remaining 44,444 shares of restricted common stock vested immediately upon the successful issuance of a second U.S. patent on January 12, 2010. The total expense recognized under the AZTE License Agreement for the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) through December 31, 2009 was $117,000, $103,000, $141,000 and $990,000, respectively.

        Caltech License Agreement.    In November 2003, we entered into a license agreement with California Institute of Technology (the "Caltech License Agreement") that granted us a worldwide, exclusive, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications, and a worldwide, non-exclusive royalty bearing license, with the right to grant sublicenses, under specified technology outside the scope of the licensed patents. In connection with the Caltech License Agreement, we issued 46,514 shares of common stock, and recorded a charge of $20,000. In addition, we pay an annual license fee of $10,000 per year. The license fee payments are creditable against single digit royalties calculated upon sales of products covered by patents licensed under the agreement. We are also obligated to pay California Institute of Technology a single digit percentage of specified license and sublicense income, a single digit percentage of proceeds from sales of specified intellectual property and a single digit percentage of service revenue amounts that we receive based on licenses and sublicenses that we grant, sales of intellectual property and services that we provide to third parties. The royalty obligation with respect to any licensed product extends until the later of the expiration of the last-to-expire of the licensed patents covering the licensed product and three years after the first commercial sale of the licensed product in any country for non-patented technology covered under the agreement. Through December 31, 2009, no royalty payments have been made. In March 2007, we amended the Caltech License Agreement to provide rights under an additional patent application under the terms of the existing license in exchange for a one-time payment of $50,000 to the California Institute of Technology. There are no milestone payments potentially payable by us under the Caltech License Agreement in addition to those described above. All license fee amounts paid to date and the value of the common stock issued have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. The total expense recognized under the Caltech License Agreement for the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) through December 31, 2009 was $60,000, $10,000, $10,000 and $123,000, respectively.

        PerkinElmer License Agreement.    In April 2007, we entered into an agreement with PerkinElmer LAS, Inc. ("PerkinElmer"), in which PerkinElmer granted us a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty bearing license under specified patents. Our license from PerkinElmer grants us rights under certain patents to produce and commercialize certain of the reagents used in some applications on the Helicos System, which contain chemicals purchased from PerkinElmer. In exchange for rights licensed from PerkinElmer, we are obligated to pay PerkinElmer a single digit percentage of our net revenue from the sale of reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement. There are no milestone payments potentially payable by us under this agreement with PerkinElmer. We have the right to terminate the agreement at any time upon 90 days written notice to PerkinElmer. Each party has the right to terminate the agreement upon breach by the other party subject to notice and an opportunity to cure. The agreement also terminates upon the occurrence of specified bankruptcy events. PerkinElmer has the sole right under the agreement to enforce the licensed patents. There has been no expense recorded for this agreement for any period from May 9, 2003 (inception) through December 31, 2009.

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

EMPLOYEES

        We had 80 full time employees at December 31, 2009. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

AVAILABLE INFORMATION

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14A, current reports on Form 8-K, and any amendments to those reports are made available free of charge on our website, www.helicosbio.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our website by the end of the business day following the submission to the SEC of such filings. In addition, the SEC's website, www.sec.gov, contains reports, proxy statements, and other information regarding reports that we file electronically with the SEC.

Item 1A.    RISK FACTORS

        The following important factors could cause our actual business, prospects, financial results or financial condition to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or elsewhere by management from time to time.

RISKS RELATED TO OUR BUSINESS

We are exploring various alternatives to the Company's existing long-term strategic focus. If we are unsuccessful in pursuing any of these new business initiatives, our business, financial condition, results of operations and prospects will be materially adversely affected and we may have to cease operations.

        We are reevaluating our long-term strategic focus and considering various alternatives to reposition our business, by exploring various opportunities including the use of our technology for diagnostic applications in the genetic analysis market. It will take us at least several months to pursue any of these opportunities. While any of these new business opportunities will rely upon the capabilities of our proprietary Helicos® Genetic Analysis Platform, the business model, including the revenue and expense models and the potential marketing and distribution channels, for these opportunities may be materially different than that which we have engaged in before. We are unable to give any assurance we will be commercially successful in any opportunity we pursue. Our failure to be commercially successful in any such new business opportunity would materially adversely impact our business, financial condition, results of operations and prospects and could ultimately require that we cease operations.

        Any successful shift in our strategic focus will likely require significant organizational changes. We will need to attract, train and retain qualified sales, marketing and service personnel, engineers, scientists and other technical and management personnel with appropriate expertise for our new strategic focus. These areas of expertise may be different than the skills of our existing employees. Given the potential uncertainty about our strategic focus and long term roles within our organization, morale may be lowered, key employees may be distracted and our business may experience a loss of continuity while we reevaluate our long-term strategic focus. Our inability retain existing personnel during this period of uncertainty or our inability to attract new personnel that fit within a new strategic focus once it is identified, would prevent our exploiting fully any new business alternative and thereby cause a material adverse effect on our business, financial condition, results of operations and prospects.

Before the end of the second half of 2010, we will need to raise additional funding, which may not be available on favorable terms, if at all, or without dilution to our stockholders. If we do not raise the necessary funds, we will need to reduce expenses or terminate some or all aspects of our operations, which would materially adversely affect our business prospects.

        We will need to raise additional capital before the end of the second half of 2010 in order to sustain our business and to exploit any new business opportunities. The amount of additional capital we will need to raise depends on many factors, including:

  •
  the success of our efforts in considering alternatives to the Company's existing long-term strategic focus, including a repositioning of the company in the genetic analysis markets;

  •
  the rate of progress and cost of our commercialization activities;

  •
  the success of our research and development efforts;

  •
  the expenses we incur in marketing and selling our products or services;

  •
  the revenue generated by future sales of our products or services;

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

        The instability of the worldwide financial markets has materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. We do not know whether the additional capital which we will require will be available when and as needed, on favorable terms if at all, or that our actual cash requirements will not be greater than anticipated. We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt or making capital expenditures or that require early repayment, even with penalties, in connection with a change of control. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us. We may not be able to complete any such capital raising transactions on acceptable terms, or at all. If adequate additional funds are not available to us when required, we will be required to reduce expenses or terminate some or all aspects of our operations, which would materially adversely affect our business prospects.

The audit report contained in this Annual Report on Form 10-K contains an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern.

        This "going concern" statement may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing. The resulting failure to establish, or loss of existing, favorable commercial relationships or to satisfy our capital requirements could adversely affect our business, financial condition, results of operations and prospects.

        Unless we raise additional funds, either through public or private sales of equity, from borrowings or from strategic partners, we will need to significantly reduce our workforce and our operating expenses. If we do not take these actions, we will not have sufficient funds to continue operations. Even if we take these actions, they may be insufficient, particularly if our costs are higher than projected or unforeseen expenses arise. At the same time, significantly reducing our workforce or operating expenses may adversely affect our business and prospects. See "Liquidity and Capital Resources" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We may not be able to meet our debt service obligations, or may otherwise default, under our loan and security agreement, which would materially adversely affect our business, financial condition, results of operations and prospects.

        Our loan and security agreement imposes restrictions and obligations on us with which we may not be able to comply. If we fail to comply with such restrictions, our lenders may declare us in default. Also, we have debt service obligations under our loan and security agreement. We may be unable to generate sufficient cash flow from operations to service this debt. Failure to service our debt could result in an event of default. The occurrence of an event of default could lead to acceleration such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such event, we may be required to sell assets, to refinance, or to obtain additional financing. Such refinancing may not be possible and additional financing may not be available on commercially acceptable terms or at all. The borrowings under the loan agreement are collateralized by essentially all of our assets and include account control agreements for each of the Company's cash and investment accounts. These account control agreements permit the lender to control our cash and investment accounts in the event of a default.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

        We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stockholders of $45.7 million and $28.0 million in the years ended December 31, 2008 and 2009, respectively. As of December 31, 2009, we had an accumulated deficit of $167.7 million. These losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. In the year ended December 31, 2009, we used cash in operating activities of $15.5 million and used cash in investing activities totaling $22,000. As of December 31, 2009 and March 31, 2010, we had $15.9 million and $11.3 million, respectively, in cash and cash equivalents.

        We will need to generate significant revenue to achieve profitability. As we exited 2009, we have received cumulative sales orders for ten Helicos® Genetic Analysis Systems. In addition, as of March 31, 2010, we have one system installed at the Broad Institute, Inc. on a no cost basis, and have three systems at leading academic institutions for scientific and commercial evaluation. We have recognized revenue from two of these initial shipments. Because our products are subject to various customer evaluation periods with acceptance criteria, we expect the customer evaluation period and our ability to have any recognizable revenue from additional sales, if any, to extend beyond the fiscal quarters in which the products are shipped. In addition, there is no guarantee that any institutions which have received a system for scientific and commercial evaluation will ultimately decide to purchase the system or other products from us, particularly as we reevaluate our long-term strategic focus. Moreover, we expect our losses to continue for a considerable period of time as we reevaluate our long-term strategic focus and consider various alternatives to reposition our business, by exploring various opportunities including the use of our technology for diagnostic applications in the genetic analysis market. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our long-term strategic focus, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Although we have shipped a limited number of Helicos® Genetic Analysis Systems to our initial customers during 2008 and 2009, we are exploring various alternatives to our existing long-term strategic focus and, ultimately, may decide not to invest in the manufacturing process necessary to build and test multiple Helicos® Genetic Analysis Systems on a full commercial basis, in which event our business may be materially harmed.

        We are reevaluating our long-term strategic focus and considering various alternatives to reposition our business, including by exploring various opportunities in the genetic analysis markets. It will take us at least several months to pursue any of these opportunities. While any of these new business opportunities will rely upon the capabilities of our proprietary Helicos® Genetic Analysis Platform, the business model, including the revenue and expense models and the potential marketing and distribution channels, for these opportunities may be materially different than that which we have engaged in before. We are unable to give any assurance we will be commercially successful in any opportunity we pursue. If we ultimately decide to sustain our commercial activities involving multiple shipments of the Helicos Systems, however, we would need to take other steps to scale the manufacturing process of the system, including improvements to our manufacturing yields and cycle times, manufacturing documentation and quality assurance and quality control procedures. We also would need to scale our manufacturing process of the proprietary reagents and disposable supplies that are part of the system. In conjunction with our decision to reevaluate our long-term strategic focus, if we are unable to successfully complete these tasks or if we decide not to pursue these tasks, we may not be able to ship multiple Helicos Systems on a full production scale which would materially harm our business. In addition, although we believe that we have already incurred the substantial majority of the costs related to the development of the initial version of our Helicos System, if we experience unanticipated problems with our initial system placements, these costs could substantially increase, which would materially harm our business.

If our technology fails to achieve and sustain sufficient market acceptance, we will not generate expected revenue.

        Our success depends, in part, on our ability to develop products and applications that displace current technology, as well as expand the market for genetic analysis to include new applications that are not practical with current genetic sequencing technology. To accomplish this, we must develop and successfully commercialize our Helicos® Genetic Analysis System, proprietary technology and other applications for use in a variety of life science markets. As we reevaluate our long-term strategic focus and consider various alternatives to reposition our business, by exploring various opportunities including the use of our technology for diagnostic applications in the genetic analysis market, we may not have adequate resources available to develop products that displace current technologies and expand the market with the introduction of new applications. We cannot guarantee that the design of the Helicos System and any applications that we may develop, will be satisfactory to potential customers in the markets we seek to reach or whether they will beneficial to us as we consider various alternatives to our long-term strategy.

We have limited resources in selling and marketing and, as a result, may be unable to successfully commercialize our Helicos® Genetic Analysis System.

        We have a small sales and marketing team. Our ability to achieve profitability depends on attracting customers for our Helicos System and taking full advantage of the capabilities of our proprietary technology for business opportunities that may be materially different than that which we have engaged in before. Although members of our sales and marketing team have considerable industry experience and have engaged in marketing activities for our Helicos System, in the future we must expand our sales, marketing, distribution and customer support capabilities with the appropriate technical expertise to effectively pursue existing or future business opportunities. To successfully perform sales, marketing, distribution and customer support functions ourselves, we will face a number of risks, including:

  •
  our ability to successfully reevaluate our long-term strategic focus and consider various alternatives to reposition our business;

  •
  the ability of our remaining limited sales and marketing team to achieve our near term goals following our December 2008 workforce reduction;

  •
  our ability to attract, retain and manage the specialized sales, marketing and service force necessary to commercialize and gain market acceptance for our technology;

  •
  the time and cost of establishing a specialized sales, marketing and service force for a particular application, which might not be justifiable by the revenues generated by our technology; and

  •
  the ability of our remaining limited sales and marketing team to achieve our near term goals.

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

        To commercialize our Helicos® Genetic Analysis System, we need to either build internal manufacturing capacity or contract with one or more manufacturing partners, or both. We currently manufacture our products using a combination of internal manufacturing resources and outsourced components subassemblies and subsystems. Although we began to manufacture our instruments, reagents and disposable supplies on a commercial scale during 2008, we have limited the expansion of these capabilities following our December 2008 decision to reduce our operating expenses and conserve cash. We may limit the expansion of these capabilities even further depending on the outcome of our reevaluation of our long-term strategic focus. We may encounter difficulties in manufacturing our products and, due to the complexity of our technology and our manufacturing process, we cannot be sure we fully understand all of the factors that affect our manufacturing processes or product performance. There is no assurance that we will be able to continue to build manufacturing capacity internally or find one or more suitable manufacturing partners, or both, to meet the volume and quality requirements necessary to be successful in the market. Manufacturing and product quality issues may arise as we increase production rates of our Helicos System and associated proprietary reagents and disposable supplies. If our products do not consistently meet our customers' performance expectations, we may be unable to generate sufficient revenues to become profitable. Any delay in establishing or inability to expand our manufacturing capacity could diminish our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

Future product sales or utilization of our proprietary platform and technology in current or new business opportunities will depend, in part, on research and development spending levels of academic, clinical and governmental research institutions and pharmaceutical, biotechnology and agriculture companies, and any reduction in such spending levels could limit our ability to sell our products.

        Our success will depend upon the demand for and use of our products and our proprietary platform and technology in current or new business opportunities. Accordingly, the spending policies of our customers will have a significant effect on the demand for our technology. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, especially given recent weakness in the global economy and changing market conditions, our target customers may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our Helicos System or other products based on our proprietary platform and technology. Our operating results may fluctuate substantially due to reductions and delays in expenditures by these customers. These reductions and delays may result from factors that are not within our control, such as:

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

        Some components used in the manufacturing of our Helicos® Genetic Analysis System and certain raw materials used in the manufacturing of our reagents and disposable supplies are available from only a few suppliers. We acquire some of these components and raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities of these components or raw materials over a certain period of time or to set aside part of its inventory for our anticipated requirements. If supplies from these vendors were delayed or interrupted for any reason, we may not be able to manufacture and sell our Helicos System and associated reagents and disposable supplies in a timely fashion or in sufficient quantities or under acceptable terms. Additionally, for certain of these components and raw materials, we currently purchase from sole-source suppliers and have not yet arranged for alternative suppliers. It might be difficult to find alternative suppliers in a timely manner and on terms acceptable to us. Consequently, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we might not have access to sufficient quantities of these materials on a timely basis and might not be able to satisfy product demand. Additionally, if there is concern among potential and existing suppliers about our financial viability, these suppliers may be hesitant to supply components and raw materials under acceptable terms, if at all. Moreover, if any of these components and raw materials becomes unavailable in the marketplace, we will be forced to further develop our technologies to incorporate alternate components or raw materials.

Our inability to continually enhance or maintain our product performance, including any improvements to the Helicos® Genetic Analysis System, to keep pace with rapidly changing technology and customer requirements, would adversely affect our ability to compete effectively.

        The success of any products or applications utilizing our True Single Molecule Sequencing (tSMS)™ technology will depend on our ability to continue to maintain and increase the performance and decrease the price of sequencing using this technology. New technologies, techniques or products could emerge which might allow the analysis of genomic information with similar or better price-performance than our Helicos Genetic Analysis System and could exert pricing pressures on or take market share from our products. It is critical to our success for us to continually monitor, stabilize and correct any variability in system performance that may emerge from time to time with current and future systems. Moreover, it is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced and competitive technology to meet our customers' and prospective customers' needs on a timely basis. While we have planned substantial improvements to the Helicos System, including enhancing the performance of the system's reagents and disposable supplies and image processing subsystem and reducing the consumption of reagents, we may not be able to successfully implement these improvements or decide not to implement these improvements as a result of our reevaluation of our long-term strategic focus. Even if we successfully implement some or all of these planned improvements, we could incur substantial development costs. We may not have adequate resources available to develop new technologies or be able to successfully introduce enhancements to our system. There can be no guarantee that we will be able to maintain technological advantages over emerging technologies in the future, and we will need to respond to technological innovation in a rapidly changing industry. If we fail to maintain system performance stability, keep pace with emerging technologies, our system will become uncompetitive, our market share will decline and our business, revenue, financial condition and operating results could suffer materially.

We operate in a highly competitive industry and if we are not able to compete effectively, our business and operating results will likely be harmed.

        Some of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies and more substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, Life Technologies Corporation, the Life Sciences Division of GE Healthcare, Illumina, Inc., and Roche Applied Science have products for genetic analysis which compete with our products in certain segments of the market. Pharmaceutical and biotechnology companies have significant needs for genomic information and may also choose to develop or acquire competing technologies to meet these needs. In addition, a number of other companies and academic groups are in the process of developing novel techniques for genetic analysis, many of which have also received grants from the National Human Genome Research Institute, a branch of the National Institutes of Health, for the development of technologies that can achieve substantially lower costs, referred to as a "$100,000 genome" or a "$1,000 genome." These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, in light of these advantages, even if our technology is more effective than the product or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our technology. We may not be able to compete effectively against these organizations. Increased competition is likely to result in pricing pressures, which could harm our sales, profitability or market share. Our failure to compete effectively could materially adversely affect our business, financial condition or results of operations.

        In addition, as we reevaluate our long-term strategic focus, to the extent that we commercialize any products utilizing our tSMS technology for use in future life science applications, such as clinical diagnostic or protein analysis applications, we will face additional competition. In the event that we develop new technology and products that compete with existing technology and products of well established companies, the marketplace might not adopt our technology and products.

Inability to expand our commercial and research and development capabilities would harm our business.

        Our December 2008 decision to reduce the Company's operating costs that included, among other strategies, a reduction in the Company's workforce by 30%, will continue to limit our ability to expand our capabilities to successfully pursue our commercialization strategy for our Helicos® Genetic Analysis System and proprietary technology as well as our research and development efforts and our efforts to reposition our business. We may not have adequate resources to pursue various business opportunities, enhance our manufacturing capabilities and operations, information technology infrastructure, and financial and accounting systems and controls. We also must attract, train and retain qualified sales, marketing and service personnel, engineers, scientists and other technical personnel and management personnel but may not have adequate resources to do so in the future. Our inability to expand our capabilities, particularly as we reevaluate our long-term strategic focus, retain existing personnel, attract new personnel and grow our business would have a material adverse effect on our business, operating results or financial condition. Future growth would require significant capital expenditures and may divert financial resources from other projects, such as the development of new products, applications or enhancements. If our management is unable to effectively manage our limited resources, our revenue could grow more slowly than expected and we may not be able to achieve our research and development and commercialization goals.

We expect that our sales cycle will be lengthy and unpredictable, which will make it difficult for us to forecast revenue and increase the magnitude of quarterly fluctuations in our operating results.

        Potential customers for our Helicos® Genetic Analysis System typically commit significant resources to evaluate genetic analysis technologies. The complexity of our product will require us to spend substantial time and effort to assist potential customers in evaluating our Helicos System and in benchmarking it against available technologies. Because our Helicos System requires a significant investment of time and cost by our customers, we must target those senior managers within the customer's organization who are able to make these decisions on behalf of such organizations. We may face difficulty identifying and establishing contact with such decision makers. Even after initial acceptance, the negotiation and documentation processes can be lengthy. Additionally, our customers may have stricter limitations on spending given the current economic climate. We expect our sales cycle to typically range between six and twelve months, but it may be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. In addition, until we have completed our reevaluation of our long-term strategic focus and have determined any repositioning of our business, additional sales of our products may be further delayed or diminished.

Our customers may purchase replacements for the reagents and disposable supplies that are a part of our Helicos® Genetic Analysis System from third parties or discover a method that allows them to use less than the expected amounts of such products, which would materially and adversely affect our revenues.

        The success of our business depends, in part, on the recurring sales of the proprietary reagents and disposable supplies for our system. Because we have only recently begun commercialization of our Helicos® Genetic Analysis System, we do not have the experience to predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. Our customers or competitors could potentially produce reagents and disposable supplies that are compatible with our Helicos System at a lower cost, which could exert pricing pressures on, or take market share from, our reagents and disposable supplies. Similarly, our customers or competitors may discover a method of utilizing smaller quantities of our proprietary reagents and disposable supplies while achieving satisfactory results, which could reduce the amount of reagents and supplies we are able to sell. In either case, there could be a material adverse effect on our revenues and harm to our business, financial condition and results of operations.

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

        In addition, our product development and marketing efforts could be delayed or curtailed if we are unable to hire, train and retain highly skilled employees and scientific advisors, particularly our management team, senior scientists and engineers and sales, marketing and service personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, manufacturing, sales, marketing, and potentially in key applications uses such as diagnostics, and technical support. Because of the complex and technical nature of our Helicos System and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology. Competition for these people is intense. Further, our inability to hire, train and retain sales, marketing and service personnel could have a material adverse affect on our ability to generate sales or successfully commercialize our technology. Each of our executive officers and other key employees could terminate his or her relationship with us at any time. These persons' expertise would be difficult to replace and could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise be successful in hiring or retaining qualified personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

        Any product utilizing our True Single Molecule Sequencing (tSMS)™ technology will be complex and may develop or contain undetected defects or errors. We cannot assure that a material performance problem will not arise. Despite testing, defects or errors may arise in our system, which could result in a failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our products might also discourage customers from purchasing our system. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims, which could be costly and time-consuming to defend and result in substantial damages. Though we have obtained product liability insurance, our coverage levels and future product liability insurance that we procure may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we do obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

We have incurred, and will continue to incur significant increased costs as a result of operating as a public company, and our management is and will continue to be required to devote substantial time to new compliance initiatives.

        The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, Inc. have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

        Litigation and administrative proceedings may be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. Litigation on these matters has been prevalent in our industry and we expect that this will continue. To determine the priority of inventions, we may have to initiate and participate in interference proceedings declared by the U.S. Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as invalidity, opposition, reexamination, or reissue proceedings against our patents. The outcome of any litigation or administrative proceeding might not be favorable to us, and, in that case, we might be required to develop alternative technological approaches that we may not be able to complete successfully or require licenses from others that we may not be able to obtain. Even if such licenses are obtainable, they may not be available at a reasonable cost. We may also be held liable for money damages to third parties and could be enjoined from manufacturing or selling our products or technologies. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. These types of administrative proceedings and any litigation that may be necessary in the future could result in our patent protection being significantly modified or reduced, and could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. In August 2006, we filed an opposition against EP 1 105 529 B1 in the European Patent Office, with respect to which we received a preliminary non-binding opinion upholding the patent. In October 2008, EP 1 105 529 B1 was maintained in amended form and in January 2009 we filed a notice of appeal of the European Patent Office's decision. The patent owner filed a response brief on October 19, 2009, and the Company filed a reply brief on March 19, 2010.

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

        Certain of our directors and executive officers and their affiliates collectively control a majority of our outstanding common stock as of December 31, 2009. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

The market price of our common stock may be volatile, which could result in substantial losses for our stockholders and subject us to securities class action litigation.

        Market prices of technology and healthcare companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  investors' perception of our ability to successfully reevaluate our long-term strategic focus and reposition our business;

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

        A majority of the shares of our common stock outstanding as of December 31, 2009 may be offered and sold by selling stockholders pursuant to effective registration statements on Forms S-3 declared effective by the SEC. In addition, up to 28,344,589 additional shares of our common stock may be offered and sold pursuant to effective registration statements by selling stockholders upon exercise of warrants. In addition, a majority of the other outstanding shares of our common stock and other warrants are eligible for resale by the holders of those shares pursuant to other effective registration statements or in exempt private transactions.

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

        We have registered the issuance of all shares of common stock that we have issued and may issue under our employee option plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance. In addition, as of December 31, 2009, there were 277,777 shares of common stock reserved for future issuance as charitable contribution to the Broad Institute, Inc. that will become eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act of 1933, as amended.

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

        The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Also, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote. Accordingly, given that our executive officers, directors and their affiliates collectively own a majority of our outstanding common stock, certain of these persons acting together will have the ability to block any such amendment.

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

Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

        Our common stock is listed on The NASDAQ Global Market. On April 14, 2010, the Company received a letter from The NASDAQ Stock Market LLC ("NASDAQ") advising that for the previous 30 consecutive business days, the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market. If we fail to comply with this minimum bid price requirement or any other listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted from The NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our principal U.S. facilities that we lease consist of a global headquarters, research and development facility and manufacturing plant in Cambridge, Massachusetts, comprising 46,317 square feet. The lease for our Cambridge facility expired on March 31, 2010. As a result of our process of considering alternatives to the Company's existing long-term strategic focus, we are currently evaluating our facility requirements which we expect will be clarified during the second quarter of 2010 as we determine our long-term business strategy. In the interim, we are working with our landlord in order to avoid any disruption to our occupancy of our facilities.

        For additional information regarding obligations under operating leases see Note 7 to the Consolidated Financial Statements contained in this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        We are not party to any material pending or threatened litigation.

ITEM 4.    Reserved.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has traded publicly under the symbol "HLCS" since our initial public offering in May 2007 on the NASDAQ Global Market. The following table sets forth the range of quarterly high and low sales prices for our common stock.

	2008		2009
	High	Low	High	Low
First quarter	$18.60	$4.75	$1.80	$0.39
Second quarter	$9.00	$4.25	$0.81	$0.38
Third quarter	$5.48	$1.45	$3.54	$0.40
Fourth quarter	$1.85	$0.21	$2.99	$0.88

Holders

        As of March 31, 2010, there were approximately 112 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

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

Issuer Purchases of Equity Securities

        During 2009, we purchased 67,993 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about these purchases of restricted shares for the year ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2009	480	$0.60
February 1 to 28, 2009	—	—
March 1 to 31, 2009	—	—
April 1 to 30, 2009	11,147	$0.63
May 1 to 31, 2009	—	—
June 1 to 30, 2009	—	—
July 1 to 31, 2009	55,963	$0.43
August 1 to 31, 2009	—	—
September 1 to 30, 2009	—	—
October 1 to 31, 2009	403	$2.75
November 1 to 30, 2009	—	—
December 1 to 31, 2009	—	—

Total	67,993

        Upon the termination of employees during the year ended December 31, 2009, 39,422 unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the year ended December 31, 2009:

Period	Total Number of Shares Forfeited	Average Price Per Share ($)
January 1 to 31, 2009	—	—
February 1 to 28, 2009	6,250	$0.58
March 1 to 31, 2009	—	—
April 1 to 30, 2009	—	—
May 1 to 31, 2009	—	—
June 1 to 30, 2009	3,190	$0.48
July 1 to 31, 2009	—	—
August 1 to 31, 2009	26,934	$1.65
September 1 to 30, 2009	—	—
October 1 to 31, 2009	—	—
November 1 to 30, 2009	1,875	$1.61
December 1 to 31, 2009	1,173	$0.93

Total	39,422

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

        The proceeds remaining after paying the costs noted above are invested in interest bearing bank accounts. During early 2009, we used the remaining proceeds from our initial public offering for general corporate purposes which include ongoing research and development activities, funding the additional recruitment of our specialized sales, marketing and services force and marketing initiatives and funding manufacturing expenses associated with the commercial version of our Helicos System. Our management has broad discretion as to the use of the net proceeds.

Recent Sales of Unregistered Securities

        In September 2009, we entered into a securities purchase agreement with certain investors pursuant to which we (i) sold to certain existing investors a total of 1,030,028 units, each unit consisting of (a) one share of common stock and (b) one warrant to purchase 0.662 shares of common stock at an exercise price equal to $2.61 per share (105% of the closing bid price of the common stock on September 15, 2009), at a purchase price equal to $2.57 per unit, and (ii) sold to certain new investors a total of 3,281,252 units, each unit consisting of (a) one share of common stock and (b) one warrant to purchase 0.50 shares of common stock at an exercise price equal to $2.61 per share, at a purchase price equal to $2.24 per unit (together, the "September 2009 Offering") for gross proceeds of $10.0 million. We paid $646,000 in placement agent fees and offering expenses and expect to use the remaining net proceeds of $9.4 million for general corporate purposes, which include ongoing research and development activities, funding marketing initiatives and funding manufacturing expenses associated with the commercial version of our Helicos System. The warrants have a five and a half year term and become exercisable on or after the six month anniversary following the closing of the transaction. The closing of the transaction occurred on September 18, 2009. The September 2009 Offering was consummated in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

        In connection with the September 2009 Offering, we entered into a registration rights agreement (the "September 2009 Registration Rights Agreement") with each of the investors. The September 2009 Registration Rights Agreement provides that we will file a "resale" registration statement covering all of the shares of common stock and the shares of common stock issuable upon exercise of the warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, within 15 days of the closing of the September 2009 Offering. We currently maintain an effective registration statement relating to these shares (File No. 333- 162240). Under the terms of the September 2009 Registration Rights Agreement, we are obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or 1% in the event of suspensions of prospectus delivery or if, at any time after six months following the closing of the September 2009 Offering, we cease to be current in our periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

        In December 2009, we entered into an Underwriting Agreement (the "Underwriting Agreement") with Thomas Weisel Partners LLC (the "Underwriter"), pursuant to which we agreed to sell to the Underwriter 6,400,000 shares of common stock and warrants to purchase up to 4,160,000 shares of Common Stock sold in units, at a price of $1.00 per unit. Each unit consists of one share of common stock and a warrant (each a "Warrant") to buy 0.65 of a share of common stock. The Warrants will be exercisable for a period of five years, beginning six months after issuance, at an exercise price of $1.4385 per share. We received approximately $6.4 million in gross proceeds from the offering ("December 2009 Offering"). We paid $0.7 million in underwriting discounts, commissions and offering expenses and expect to use the remaining net proceeds of $5.7 million for general corporate purposes, which include ongoing research and development activities, funding marketing initiatives and funding manufacturing expenses associated with the commercial version of our Helicos System. The closing of the transaction occurred on December 21, 2009.

ITEM 6.    SELECTED FINANCIAL DATA

        Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding future sales and operating results; our ability to raise capital or finance our operations; Company and industry growth and trends; growth of the markets in which we participate; international events; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; the construction of new or refurbishment of existing facilities by us; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

        The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

BUSINESS OVERVIEW

        Helicos BioSciences Corporation is a life sciences company which has developed proprietary technology focused on the research, drug discovery and clinical diagnostics markets. Our proprietary True Single Molecule Sequencing (tSMS)™ technology enables rapid analysis of large quantities of genetic material by directly sequencing single molecules of DNA or single DNA copies of RNA (cDNA) and our newest approach of direct sequencing of RNA. Our tSMS approach differs from current methods of sequencing DNA or RNA because it analyzes individual molecules of DNA directly instead of analyzing a large number of copies of the molecule produced through complex sample preparation techniques. Our tSMS technology eliminates the need for costly, labor-intensive and time-consuming sample preparation techniques, such as amplification or cloning, which are required by other methods to produce a sufficient quantity of genetic material for analysis.

        Our Helicos® Genetic Analysis Platform is designed to obtain sequencing information by repetitively performing a cycle of biochemical reactions on individual DNA or RNA molecules and imaging the results after each cycle. The platform consists of an instrument called the HeliScope™ Single Molecule Sequencer, an image analysis computer tower called the HeliScope™ Analysis Engine, associated reagents, which are chemicals used in the sequencing process, and disposable supplies. The information generated from using our tSMS products may lead to improved drug therapies, personalized medical treatments and more accurate diagnostics for cancer and other diseases.

        In the first quarter of 2010, we began a process of considering alternatives to our existing long-term strategic focus, including a repositioning of the Company in the genetic analysis markets. We believe that an adjustment to our existing strategy would better position us to take advantage of the unique capabilities of our proprietary platform and to address the growing competition in the genetic research marketplace. Although we made progress during 2009 in the genetic research market as demonstrated by our growing installed base and the number of peer reviewed publications referencing our single molecule sequencing technology, we believe that we must consider a number of alternatives to improving shareholder value and, as a result, have embarked upon this process with a view toward repositioning our highly differentiated single molecule sequencing solution. In this regard, we have continued our relationship with Thomas Weisel Partners LLC (TWP), a nationally recognized investment bank, to assist us with our evaluation and execution of strategic alternatives and long term financing strategy. We have also engaged a variety of consultants in the genomic research, services and diagnostics industries to evaluate available alternatives.

        In particular, we believe that our technology is uniquely suited for applications in molecular diagnostics. We believe that diagnostics applications may benefit from the specific features for which the Helicos System is uniquely suited, including the platform's quantitative accuracy, the use of small sample quantities in simple preparation methods, and high throughput, as well as lack of biases typically seen with sample amplification.

        We anticipate the repositioning evaluation process will take at least several months. There can be no assurance, however, that we will be successful in re-focusing our long-term strategy or that any transaction we undertake to implement a change in strategy will ultimately be completed or, if one is undertaken, there can be no assurance regarding its terms, timing or sources of funding. During this time, we will focus our limited resources on satisfying current customer needs and stabilizing system performance, which has varied at some customer and placement sites. In addition, new initiatives will be prioritized to those that reduce operational risk and conserve resources while the company considers its strategic alternatives and direction.

        For the year ended December 31, 2009, we have received cumulative sales orders for ten Helicos Systems. In addition, we have one system installed at the Broad Institute, Inc. on a no cost basis, and have three systems at leading academic institutions for scientific and commercial evaluation. During

2009, we have recognized revenue on two of the ten sales orders. We have shipped five units that have not met our revenue recognition requirements.

        We believe that we have incurred the substantial majority of the costs related to the development of the initial version of our Helicos System. Any future shipments, as well as shipments that have occurred but have not yet generated revenue, of the Helicos Systems will be subject to various customer evaluation periods with acceptance criteria, and we expect the customer evaluation period to extend beyond the fiscal quarters in which commercial units are shipped. Future revenues from sales of our instruments, proprietary reagents and disposable supplies will depend on individual customer agreements, timing of the installation and turnover to customer, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our Helicos System and are reevaluating our long-term strategic focus, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies.

        In September 2009, we raised approximately $9.4 million, after deducting placement agent fees and offering expenses, through the issuance of 4,311,280 shares of common stock and warrants to acquire up to 2,322,509 shares of common stock for an exercise price of $2.61 per share. In December 2009, we raised approximately $5.7 million, after deducting placement agent fees and offering expenses, through the issuance of 6,400,000 shares of common stock and warrants to acquire up to 4,160,000 shares of common stock for an exercise price of $1.44 per share.

        Since inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time as we reevaluate our long-term strategic focus and consider various alternatives to reposition our business, by exploring various opportunities including the use of our technology for diagnostic applications in the genetic analysis market. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. As of December 31, 2009 and March 31, 2010, we had $15.9 million and $11.3 million, respectively, in cash and cash equivalents. We will, before the end of the second half of 2010, require significant additional capital to fund our operations. Since our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Annual Report on Form 10-K, our current financial resources raise substantial doubt about our ability to continue as a going concern. A result of our failure to raise capital as and when needed would have a material negative impact on our financial condition and would have a material adverse impact on the viability of our company to continue as a going concern.

        We were incorporated in Delaware in May 2003 under the name RareEvent Medical Corporation, renamed Newco LS6, Inc. in September 2003 and ultimately renamed Helicos BioSciences Corporation in November 2003. Our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at December 31, 2009, as defined by the Financial Accounting Standards Board ("FASB"). Our fiscal year ends on December 31, and we operate as one reportable segment. Our corporate offices are located at One Kendall Square, Building 700, Cambridge, Massachusetts 02139.

FINANCIAL OVERVIEW

Product revenue

        Product revenue for the year ended December 31, 2009 consists of $1.8 million of revenue recognized from the sale of two instrument systems for which all acceptance criteria were satisfied during the period and $0.5 million of revenue recognized from the sale of proprietary reagents to customers for the year ended December 31, 2009.

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute ("NHGRI"), a branch of the National Institutes of Health ("NIH"), pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. We recognized revenue during the years ended December 31, 2008 and 2009 of $772,000 and $454,000, respectively, in connection with this award. We have fully expended all available funds under the grant as of December 31, 2009.

        In September 2009, we were awarded another grant from the NHGRI, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.9 million through August 2011. The two year grant is part of the Sequencing Technology Development Program representing NHGRI's Signature Project for the American Recovery and Reinvestment Act's effort to jumpstart the economy and create or save millions of jobs. This project, a part of NIH's "Grand Opportunities" program, is designed to support large-scale, high impact research projects that are expected to accelerate critical scientific breakthroughs and enable growth and investment in biomedical research and development. During the year ended December 31, 2009 we recognized $247,000 in revenue, in connection with this award.

Cost of product revenue

        Cost of product revenue for the years ended December 31, 2008 and 2009 were $10,000 and $1.2 million, respectively. Cost of product revenue is related to the sale of instruments and proprietary reagents.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation. During the years ended December 31, 2008 and 2009, research and development expenses included $4.2 million and $1.9 million, respectively of labor and overhead costs associated with the under-utilization of the manufacturing facility.

        Substantially all research and development expenses since our inception have been in connection with the launch of the initial version of the Helicos® Genetic Analysis System and we believe that we have incurred the substantial majority of the development costs associated with the commercial launch of the first generation of the Helicos System through December 2007. However, additional costs were incurred during 2008 and 2009 to both maintain and enhance the initial version of the Helicos System in addition to development of new and different genetic analysis assays which will extend the capability of the initial version.

        Research and development expenses for the years ended December 31, 2008 and 2009 were $24.6 million and $18.3 million, respectively. During December 2008, we implemented a 30% reduction in our workforce and took other measures to reduce our future operating costs (the "Reduction in Force Plan"). From 2008 to 2009, expenses decreased in connection with the Reduction in Force Plan implemented in December 2008, as we focused more of our efforts on manufacturing activities and spent less time and resources on research and development activities.

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

        Selling, general and administrative expenses for the years ended December 31, 2008 and 2009 were $20.1 million and $12.5 million, respectively. The decrease is due to the Reduction in Force Plan implemented in December 2008, as well as a significant reduction in costs associated with ERP system enhancements, public company expenses, investor relations programs, and outside consultant costs related to Sarbanes-Oxley compliance.

Restructuring

        In December 2008, we implemented a Reduction in Force Plan that resulted in the reduction of approximately 30% of our workforce. The Reduction in Force Plan was designed to reduce our operating costs and direct our resources to continue advancing towards our near term goals. Employees directly affected by the Reduction in Force Plan were provided with severance payments and outplacement assistance.

        We incurred restructuring charges relating to one-time termination benefits of approximately $433,000 in the fourth quarter of 2008. These charges represent employee severance and termination costs which were paid out during the fourth quarter of 2008 and the first quarter of 2009.

        A summary of restructuring activity at December 31, 2009 is as follows:

($ in thousands)	Balance December 31, 2008	Payments/ Settlements	Balance December 31, 2009
Employee severance, benefits and related costs:
Research and development	$69	$(69)	$—
Selling, general and administrative	64	(64)	—

Total	$133	$(133)	$—

RESULTS OF OPERATIONS

Year ended December 31, 2008 compared to year ended December 31, 2009

        Revenues.    Revenue for the years ended December 31, 2008 and 2009 were as follows:

	Year ended December 31,
($ in thousands)	2008	2009	Change
Product revenue	$36	$2,325	2,289
Grant revenue	772	701	(71)

	$808	$3,026	$2,218

        Product revenue.    We recognized $36,000 of product revenue during the year ended December 31, 2008, and $2.3 million of product revenue during the year ended December 31, 2009. The $2.3 million increase from the year ended December 31, 2008 to the year ended December 31, 2009 is due to the recognition of revenue from the sale of two Helicos Systems for which all acceptance criteria were satisfied during the period. We recognized our first commercial revenue from the sale of Helicos Systems in 2009. No system sales occurred in 2008. Included in product revenue recognized during the year ended December 31, 2009 was $0.5 million related to the sale of proprietary reagents to customers. Total product revenue recognized during the year ended December 31, 2008 was related to the sale of proprietary reagents to a customer.

        Grant revenue.    We recognized $772,000 of grant revenue during the year ended December 31, 2008, and $701,000 of grant revenue during the year ended December 31, 2009. Grant revenue recognized during the years ended December 31, 2008 and 2009 related to the reimbursement of expenses in connection with our government research grant.

        Cost of product revenue.    Cost of product revenue for the years ended December 31, 2008 and 2009 was as follows:

	Year ended December 31,
($ in thousands)	2008	2009	Change
Cost of product revenue	$10	$1,239	$1,229

        Cost of Product Revenue.    Cost of product revenue for the year ended December 31, 2008 was $10,000, compared to $1.2 million for the year ended December 31, 2009. During 2009 we recognized our first commercial revenue from the sale of two Helicos Systems and reagents. Cost of product revenue includes the net production cost of these systems, the net cost of the system donated to the Broad Institute, Inc., as well as the cost of proprietary reagents shipped to customers and recognized as revenue during this period.

        Research and development expenses.    Research and development expenses during the years ended December 31, 2008 and 2009 were as follows:

	Year ended December 31,
($ in thousands)	2008	2009	Change
Research and development	$24,615	$18,256	$(6,359)	-26%

        Research and development expenses decreased by $6.4 million from the year ended December 31, 2008 to the year ended December 31, 2009. This decrease was due primarily to a number of cost reductions associated with the Reduction in Force Plan implemented in late 2008 as well as reductions related to lower pre-production activities as commercial production activities increased in 2009. The Reduction in Force Plan resulted in 2009 salary and benefit expense savings of $2.2 million and related support cost savings of $3.6 million that included lower lab expenses, materials, supplies, temporary help and prototype expenses. Our product development costs also decreased as we increased manufacturing and production activities related to a higher rate of system shipments in 2009. This improved activity level resulted in a decrease in research and development expenses of $2.0 million associated with the under-utilization of the manufacturing facility. In addition, we incurred a $3.1 million charge for excess and obsolete inventories during 2009, resulting in a increase of $1.5 million in excess and obsolete inventories compared the prior period. This $3.1 million charge was recorded as a research and development expense and resulted in a $1.7 million decrease to inventory and a $1.4 million increase to accrued expenses for excess purchase commitments.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the years ended December 31, 2008 and 2009 were as follows:

	Year ended December 31,
($ in thousands)	2008	2009	Change
Selling, general and administrative	$20,139	$12,481	$(7,658)	-38%

        Selling, general and administrative expenses decreased by $7.7 million from the year ended December 31, 2008 to the year ended December 31, 2009. This decrease was principally due to the Reduction in Force Plan implemented in late 2008. Under this plan, our salary and benefit expenses decreased by $2.9 million and other related support costs were reduced by $4.5 million. These reduced support costs related to lower spending on the following activities: investor relations programs, business insurance, outside consulting fees associated with Sarbanes-Oxley compliance, certain outside legal expenses, marketing programs, and travel. These decreases were slightly offset by a $443,000 increase in stock-based compensation expense from the year ended December 31, 2008 to the year ended December 31, 2009.

        Interest income.    Interest income for the years ended December 31, 2008 and 2009 was as follows:

	Year ended December 31,
($ in thousands)	2008	2009	Change
Interest income	$670	$75	$(595)	-89%

        The decrease in interest income from the year ended December 31, 2008 compared to the year ended December 31, 2009 was due primarily to lower interest rates, and to a lesser extent, lower cash balances.

        Interest expense.    Interest expense for the years ended December 31, 2008 and 2009 was as follows:

	Year ended December 31,
($ in thousands)	2008	2009	Change
Interest expense	$2,365	$1,044	$(1,321)	-56%

        The decrease in interest expense from the year ended December 31, 2008 compared to the year ended December 31, 2009 is attributable to the year over year decrease in our long-term debt obligations.

        Change in fair value of warrant liability.    Change in fair value of warrant liability for the years ended December 31, 2008 and 2009 was as follows:

	Year ended December 31,
($ in thousands)	2008	2009	Change
Change in fair value warrant liability	$—	$1,959	$1,959

        In connection with the September and December 2009 equity offerings, we issued warrants to purchase an aggregate of 6,482,509 shares of common stock. The fair value of the warrants is recorded in the liability section of the balance sheet and at December 31, 2009 was estimated at $5.3 million. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. For the year ended December 31, 2009, we realized a gain of $2.0 million due to the change in the fair value of the warrant liability. This gain is principally a result of the decrease of our stock price between the closing dates of the respective equity offerings and December 31, 2009. Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock.

Year ended December 31, 2007 compared to year ended December 31, 2008

        Product revenue.    We recognized $36,000 of product revenue during the year ended December 31, 2008. Product revenue recognized during the year ended December 31, 2008 related to the sale of proprietary reagents to a customer. No product revenue was recognized during the year ended December 31, 2007.

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

        This net decrease was due to the $5.0 million decrease in product development costs, which included lab expenses, materials, supplies, temporary help and prototype expenses and a decrease to salary and benefit expenses of $1.1 million. These decreases are due to the commencement of commercial manufacturing and production activities. These decreases were offset by a $4.2 million charge for labor and overhead costs associated with the under-utilization of the manufacturing facility, a $1.6 million write-off for excess and obsolete inventory and a stock-based compensation expense increase of $179,000.

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

LIQUIDITY AND CAPITAL RESOURCES

        We have incurred losses since our inception in May 2003 and, as of December 31, 2009 we have an accumulated deficit of $167.7 million. We have financed our operations to date principally through the sale of common stock and preferred stock, including our IPO, two private placements of common stock and warrants, a register direct offering of common stock and warrants, debt financing and interest earned on investments. Through December 31, 2009, we have received net proceeds of $80.3 million through the issuance of common stock, including our IPO, private placements and an underwritten offering of common stock and warrants, $66.8 million from the issuance of preferred stock, $2.5 million in debt financing from a lender to finance equipment purchases, and $19.6 million in debt financing from a lender for working capital, capital expenditures and general corporate purposes. Working capital as of December 31, 2008 was $20.8 million, consisting of $27.2 million in current assets and $6.4 million in current liabilities. Working capital as of December 31, 2009 was $11.4 million, consisting of $24.5 million in current assets and $13.1 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net increase in cash and cash equivalents for the years ended December 31, 2007, 2008, 2009 and for the period from May 9, 2003 (date of inception) through December 31, 2009:

				Period from May 9, 2003 (date of inception) through December 31, 2009
	Year ended December 31,
($ in thousands)	2007	2008	2009
Net cash provided by (used in):
Operating activities	$(32,803)	$(44,301)	$(15,488)	$(125,874)
Investing activities	(1,388)	(2,664)	(22)	(9,739)
Financing activities	76,285	13,995	11,727	151,543

Net increase (decrease) in cash and cash equivalents	$42,094	$(32,970)	$(3,783)	$15,930

        Net cash used in operating activities.    Net cash used in operating activities was $44.3 million for the year ended December 31, 2008 compared to $15.5 million for the year ended December 31, 2009. The $28.8 million decrease was primarily due to a decrease in the net loss of $17.7 million and a decrease in further working capital investment related to inventory purchases of $5.4 million, increases in deferred revenue of $4.5 million, accounts payable, accrued expenses and other current liabilities of $3.3 million, partially offset by non-cash change in the fair value of the warrant liability of $2.0 million.

        Net cash used in operating activities was $32.8 million for the year ended December 31, 2007 compared to $44.3 million for the year ended December 31, 2008. The $11.5 million increase was primarily due to an increase in the net loss of $8.8 million and an increase in working capital investment in inventory purchases of $5.4 million, partially offset by an increase in non-cash stock-based compensation expense of $1.1 million and an increase in non-cash depreciation and amortization expense of $940,000.

        Net cash used in investing activities.    Net cash used in investing activities was $2.7 million for the year ended December 31, 2008 compared to $22,000 for the year ended December 31, 2009. The $2.7 million decrease was primarily due to a $2.9 million decrease in purchases of property and equipment.

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

        Net cash provided by financing activities.    Net cash provided by financing activities was $14.0 million for the year ended December 31, 2008 compared to $11.7 million for the year ended December 31, 2009. The $2.3 million decrease was primarily due to a $9.9 million decrease in proceeds from debt issuances and a $2.8 million decrease in proceeds from the issuance of common stock, offset by a $10.3 million decrease in debt payments.

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

Operating Capital and Capital Expenditure Requirements

        As of December 31, 2009 and March 31, 2010, we had $15.9 million and $11.3 million, respectively, in cash and cash equivalents. We will, before the end of the second half of 2010, require significant additional capital to fund our operations. Since our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Annual Report on Form 10-K, our current financial resources raise substantial doubt about our ability to continue as a going concern. We may raise the funds we require to continue our operations through public or private sales of equity, from borrowings or from strategic partners. Our future capital requirements will depend on many factors, including the precise nature of our strategic repositioning. Failure to satisfy our capital requirements or any such delay would have a negative impact on our ability to continue as a going concern.

        We shipped our first two Helicos Systems in 2008, the first of which was ultimately returned. This initial shipment to our first customer, Expression Analysis, Inc. ("EA"), was made on March 5, 2008. This system was an early version and did not consistently achieve our commercial specification levels at EA and, as a result, on January 27, 2009, we agreed to have EA return the Helicos System that was installed at EA. Following EA's return of this system, our commercial relationship with EA was suspended. EA did not make any payments for this Helicos System that was ultimately returned.

        For the year ended December 31, 2009, we have received cumulative sales orders for ten Helicos Systems. In addition, we have one system installed at the Broad Institute, Inc. on a no cost basis, and have three systems at leading academic institutions for scientific and commercial evaluation. During 2009, we have recognized revenue on two of the ten sales orders.

        In the first quarter of 2010, we began a process of considering alternatives to the Company's existing long-term strategic focus, including a repositioning of the company in the genetic analysis markets. We believe that an adjustment to our existing strategy would better position us to take advantage of the unique capabilities of our proprietary platform and to address the growing competition in the genetic research marketplace. Although we made progress during 2009 in the genetic research market as demonstrated by our growing installed base and the number of peer reviewed publications referencing our single molecule sequencing technology, we believe that Helicos must consider a number of alternatives to improving shareholder value and, as a result, have embarked upon this process with a view toward repositioning Helicos' highly differentiated single molecule sequencing solution. In this regard, we have continued our relationship with Thomas Weisel Partners LLC (TWP), a nationally recognized investment bank, to assist the Company with its evaluation and execution of strategic alternatives and long term financing strategy. We have also engaged a variety of consultants in the genomic research, services and diagnostics industries to evaluate available alternatives.

        To date, we have not achieved profitability. We expect our losses to continue for a considerable period of time as we reevaluate our long-term strategic focus and consider various alternatives to reposition our business, including by exploring various opportunities including the use of our technology for diagnostic applications in the genetic analysis market. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Future revenues from sales of our instruments, proprietary reagents and disposable supplies will depend on individual customer agreements, timing of the installation and turnover to customer, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our Helicos System and are reevaluating our long-term strategic focus, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. We have shipped five units that have not met our revenue recognition criteria.

        The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from any adjustments to our existing long-term strategy. Since our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Annual Report on Form 10-K, substantial doubt about our ability to continue as a going concern exists without successfully raising funds as described above. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations, and the costs associated with our repositioning strategy as we reevaluate our long-term strategic focus are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of this report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

        Because of the numerous risks and uncertainties associated with our long-term strategic focus, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to reposition our business, complete the development of our future products and successfully deliver any such products to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

  •
  the success of our efforts in considering alternatives to the Company's existing long-term strategic focus, including a repositioning of the company in the genetic analysis markets;

  •
  the rate of progress and cost of our commercialization activities;

  •
  the success of our research and development efforts;

  •
  the expenses we incur in marketing and selling our products or services;

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

        Working capital as of December 31, 2009 was $11.4 million, consisting of $24.5 million in current assets and $13.1 million in current liabilities. Working capital as of December 31, 2008 was $20.8 million, consisting of $27.2 million in current assets and $6.4 million in current liabilities.

Contractual Obligations

        The following table summarizes our outstanding obligations as of December 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
			($ in thousands)
Operating leases	$350	$350	$—	$—	$—
Purchase commitments	2,153	2,153	—	—	—
Long-term debt (including interest)	5,591	3,152	2,439	—	—
License agreements(1)	1,483	181	362	332	608

Total	$9,577	$5,836	$2,801	$332	$608

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

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provided that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The advance period ended on December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments were required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of December 31, 2009, advances on the credit facility were $2.5 million at a weighted-average interest rate of 10.1%. As of December 31, 2008 and 2009, the outstanding balance on the credit facility was $799,000 and $0, respectively.

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

        As of December 31, 2008, and 2009 the outstanding balance on the loan agreement was $7.1 million and $4.9 million, respectively. The carrying amount of the loan agreement approximates its fair value at December 31, 2008 and 2009.

        The obligations under the loan agreement, as amended, are no longer secured by a cash amount of $10.0 million. As such, this amount in no longer classified as restricted cash as of December 31, 2008. Such obligations continue to be secured under various collateral documents by interests in substantially all of our personal property, including the pledge of the stock of our wholly-owned subsidiary, and proceeds of any intellectual property, but not by our intellectual property. If there is an event of default under our loan agreement, either because we are unable to meet our debt service obligations or otherwise, our lenders could enforce their rights against this secured collateral.

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

        In connection with the December 2008 Offering, we have entered into a registration rights agreement (the "2008 Registration Rights Agreement") with each of the investors. The 2008 Registration Rights Agreement provides that we file a "resale" registration statement covering all of the shares of common stock and the shares of common stock issuable upon exercise of the warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, within 30 days of the closing of the December 2008 Offering. We currently maintain an effective registration statement relating to a portion of these shares (File No. 333-156885). Under the terms of the 2008 Registration Rights Agreement, we are obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or suspensions of prospectus delivery or if, at any time after six months following the closing of the December 2008 Offering, we cease to be current in our periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

Private Placement in Public Equity Offering (September 2009)

        In September 2009, we entered into a securities purchase agreement with certain investors pursuant to which we (i) sold to certain existing investors a total of 1,030,028 units, each unit consisting of (a) one share of common stock and (b) one warrant to purchase 0.662 shares of common stock at an exercise price equal to $2.61 per share (105% of the closing bid price of the common stock on September 15, 2009), at a purchase price equal to $2.57 per unit, and (ii) sold to certain new investors a total of 3,281,252 units, each unit consisting of (a) one share of common stock and (b) one warrant to purchase 0.50 shares of common stock at an exercise price equal to $2.61 per share, at a purchase price equal to $2.24 per unit (together, the "September 2009 Offering"). The closing of the transaction occurred on September 18, 2009. In connection with the September 2009 Offering, we raised approximately $10.0 million in gross proceeds. We paid $646,000 in placement agent fees and offering expenses and expect to use the remaining net proceeds of $9.4 million for general corporate purposes.

        In connection with the September 2009 Offering, we issued warrants to purchase an aggregate of 2,322,509 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants have an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. In connection with the December 2009 Offering, the exercise price for the warrants issued in this transaction was subsequently reduced to $0.31 per share in accordance with the terms of the warrant. The change in the fair value of the warrant liability from the closing date of September 18, 2009 through the end of the current period of December 31, 2009 resulted in an decrease in fair value of the warrant liability of approximately $2.4 million for the year ended December 31, 2009.

        In connection with the September 2009 Offering, we entered into a registration rights agreement (the "September 2009 Registration Rights Agreement") with each of the investors. The September 2009 Registration Rights Agreement provides that we will file a "resale" registration statement covering all of the shares of common stock and the shares of common stock issuable upon exercise of the warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, within 15 days of the closing of the September 2009 Offering. We currently maintain an effective registration statement relating to these shares (File No. 333-162240). Under the terms of the September 2009 Registration Rights Agreement, we are obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or 1% in the event of suspensions of prospectus delivery or if, at any time after six months following the closing of the September 2009 Offering, we cease to be current in our periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

Underwritten Offering (December 2009)

        In December 2009, we entered into an Underwriting Agreement (the "Underwriting Agreement") with Thomas Weisel Partners (the "Underwriter"), pursuant to which we agreed to sell to the Underwriter 6,400,000 shares of common stock and warrants to purchase up to 4,160,000 shares of common stock sold in units, at a price of $1.00 per unit ("December 2009 Offering"). Each unit consists of one share of common stock and a warrant to buy 0.65 of a share of common stock. The Warrants will be exercisable for a period of five years, beginning six months after issuance, at an exercise price of $1.4385 per share. We received approximately $6.4 million in gross proceeds from the December 2009 Offering. We paid $718,000 in underwriting discounts, commissions and offering expenses and expect to use the remaining net proceeds of $5.6 million for general corporate purposes, which include ongoing research and development activities, funding marketing initiatives and funding manufacturing expenses associated with the commercial version of our Helicos System. The closing of the transaction occurred on December 21, 2009.

        In connection with the December 2009 Offering, we issued warrants to purchase an aggregate of 4,160,000 shares of common stock. The warrants have an exercise price of $1.44 per share and have a five and a half year term. The fair value of the warrants was estimated at $2.7 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.43%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. The change in the fair value of the warrant liability from the issuance date of December 21, 2009 through the end of the current period of December 31, 2009 resulted in an increase in fair value of the warrant liability of approximately $0.4 million for the year ended December 31, 2009.

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

Inventory

        Prior to reaching technological feasibility, our start-up manufacturing costs, such as those relating to the assembly, testing and performance validation of the Helicos® Genetic Analysis System, were expensed to research and development as the costs were incurred. When management determined that the Helicos System was ready for commercial launch during December 2007, we began capitalizing our manufacturing costs to inventory.

        We value our inventory at the lower of cost or market on a first-in, first-out basis. Our policy is to capitalize inventory costs associated with our products when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Included in inventory are raw materials, work in process and finished goods used in the production of our first commercial product, the Helicos System and related reagents.

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

        We value inventory in accordance with FASB accounting guidance that clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, FASB accounting guidance requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

        We have concluded that because we are not yet functioning under normal capacity, our production level is abnormally low. As such, abnormal costs such as the unfavorable labor, overhead and absorption variances were recognized as current period charges, rather than as a portion of the inventory cost, during the years ended December 31, 2008, and 2009.

Revenue recognition

        We recognize revenue in accordance with FASB accounting guidance surrounding revenue recognition in financial statements and, accounting for multiple element revenue arrangements. The accounting guidance requires that persuasive evidence of a sales arrangement exists; delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectability is reasonably assured. We also follow accounting guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.

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

        Grant revenue from government research grants is recognized when the work is performed and the related expenses are incurred.

Impairment of long-lived assets

        Long-lived assets primarily include property and equipment. In accordance with FASB accounting guidance for the impairment or disposal of long-lived assets, we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying amount of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

Allowance for doubtful accounts

        We plan to perform ongoing evaluations of our customers and continuously monitor collections and payments to estimate an allowance for doubtful accounts based on the aging of the underlying receivables and our experiences of specific collection issues.

Stock-based compensation

        Effective January 1, 2006, we adopted the fair value recognition provisions of FASB accounting guidance on share-based payment, using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006 included: (a) the pro rata compensation cost for all share-based compensation granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of the guidance, and (b) the pro rata compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the accounting provisions. In accordance with the modified prospective transition method of this guidance, results for prior periods have not been restated, and the impact of adopting this guidance was not material to the net loss or cash flows. For all grants, share-based payment expense is adjusted for actual forfeitures as they occur.

        We account for stock-based compensation issued to non-employees in accordance with FASB accounting guidance accounting for equity instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services." We record the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes option pricing model. The value of the equity instrument is charged to earnings over the term of the service agreement.

        For stock-based compensation awards granted to both employees and non-employees, we use the fair value method of calculating stock-based compensation. Calculating the fair value of stock-based awards requires the input of highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Stock-based compensation expense is significant to our financial statements and is calculated using our best estimates which involve inherent uncertainties and the application of management's judgment. Significant estimates include the expected life of the stock option, stock price volatility, risk-free interest rate and forfeiture rates.

        During the year ended December 31, 2009, we recognized approximately $5.3 million of stock-based compensation expense related to equity awards granted to employees and non-employees. Total unrecognized stock-based compensation expense for all stock-based awards was approximately $7.5 million at December 31, 2009, of which $5.9 million will be recognized in 2010, $1.4 million in 2011, and $244,000 thereafter. This results in these amounts being recognized over a weighted-average period of 1.3 years.

Fair value of financial instruments

        Effective January 1, 2008, we implemented new accounting guidance related to fair value measurement for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Effective January 1, 2009, we implemented new accounting guidance related to fair value measurement as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements. The adoption of this new accounting guidance to our financial and non-financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results in any period.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued new accounting guidance which requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The new accounting guidance is effective for transactions occurring on or after January 1, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements during the year ended December 31, 2009. However, it will affect the accounting for any acquisition in the future.

        Effective January 1, 2008, we implemented new accounting guidance related to fair value measurement for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Effective January 1, 2009, we implemented new accounting guidance related to fair value measurement as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements. The adoption of this new accounting guidance to our financial and non-financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results in any period.

        In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. This new requirement was effective for periods ending after June 15, 2009. There was no significant impact to our consolidated financial statements from the adoption of this new requirement.

        Also in June 2009, the FASB issued the FASB Accounting Standards Codification ("Codification"). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for interim or annual reporting periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position or results of operations.

        In October 2009, the FASB issued an amendment to the accounting guidance for revenue arrangements with multiple deliverables. This guidance provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.

        In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which we are currently assessing the impact, will become effective for us on January 1, 2011.

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

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

        We conduct business operations outside of the United States primarily in Japan and to a lesser extent in certain European countries. The foreign denominated financial obligations that we are exposed to at this time in Japan are relatively short-term. Our practice in Europe has been to enter into US dollar denominated transactions with our customers. Therefore, any currency fluctuations will not have a material impact on our financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Helicos BioSciences Corporation (A development stage company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of independent registered public accounting firm	63
Consolidated balance sheets as of December 31, 2008 and December 31, 2009	64
Consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) to December 31, 2009	65
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the period from May 9, 2003 (date of inception) to December 31, 2009, and the years ended December 31, 2007, 2008 and 2009	66
Consolidated statements of cash flows for the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) to December 31, 2009	71
Notes to consolidated financial statements	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Helicos BioSciences Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Helicos BioSciences Corporation and its subsidiary (a development stage enterprise) at December 31, 2008 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 and, cumulatively, for the period from May 9, 2003 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited available funds as of December 31, 2009, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
April 15, 2010

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2009
ASSETS
Current assets
Cash and cash equivalents	$19,713	$15,930
Accounts receivable	223	848
Unbilled receivables	205	496
Inventory	6,830	6,827
Prepaid expenses and other current assets	235	424

Total current assets	27,206	24,525
Property and equipment, net	4,016	1,706
Restricted cash	225	225
Other assets	13	79

Total assets	$31,460	$26,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$789	$1,005
Accrued expenses and other current liabilities	1,652	3,632
Deferred revenue	623	5,705
Current portion of long-term debt	3,323	2,773

Total current liabilities	6,387	13,115
Long-term debt, net of current portion	4,535	2,081
Warrants	—	5,253
Other long-term liabilities	35	400

Total liabilities	10,957	20,849
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders' equity
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2008 and 2009; no shares issued and outstanding at December 31, 2008 and 2009	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2008 and 2009; 63,808,282 and 79,370,610 shares issued and outstanding at December 31, 2008 and December 31, 2009, respectively	64	79
Additional paid-in capital	160,144	173,272
Deficit accumulated during the development stage	(139,705)	(167,665)

Total stockholders' equity	20,503	5,686

Total liabilities and stockholders' equity	$31,460	$26,535

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,			Period from May 9, 2003 (date of inception) through December 31, 2009
	2007	2008	2009
Product revenue	$—	$36	$2,325	$2,361
Grant revenue	582	772	701	2,214

Total revenue	582	808	3,026	4,575

Costs and expenses
Cost of product revenue	—	10	1,239	1,249
Research and development	24,758	24,615	18,256	94,616
Selling, general and administrative	14,312	20,139	12,481	60,436

Total costs and expenses	39,070	44,764	31,976	156,301

Operating loss	(38,488)	(43,956)	(28,950)	(151,726)
Interest income	1,960	670	75	4,134
Interest expense	(277)	(2,365)	(1,044)	(3,892)
Change in fair value of warrant liability	—	—	1,959	1,959

Net loss	(36,805)	(45,651)	(27,960)	(149,525)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	(18,140)	—	—	(18,140)

Net loss attributable to common stockholders	$(54,945)	$(45,651)	$(27,960)	$(167,665)

Net loss attributable to common stockholders per share—basic and diluted	$(4.23)	$(2.10)	$(0.42)

Weighted average number of common shares used in computation—basic and diluted	12,989,889	21,773,394	65,833,252

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Period from May 9, 2003 (date of inception) to December 31, 2009
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

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2009
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

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2009
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

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2009
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

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2009
(in thousands, except share and per share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock						Deficit accumulated during development stage
					Common stock
							Additional paid-in capital	Subscription receivable		Other accumulated income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	—	—	—	63,808,282	64	160,144	—	(139,705)	—	20,503
Exercise of employee stock options in January 2009 for cash at $0.45 per share	—	—	—	—	5,555	—	2	—	—	—	2
Exercise of employee stock options in September and November 2009 for cash at $1.04 per share	—	—	—	—	50,000	—	52	—	—	—	52
Issuance of common stock in April and October 2009 to employees	—	—	—	—	35,633	—	—	—	—	—	—
Issuance of restricted common stock in January, February, April, August, September and October 2009 to employees	—	—	—	—	1,662,091	2	(2)	—	—	—	—
Issuance of restricted common stock in April and June 2009 to non-employees	—	—	—	—	95,000	—	—	—	—	—	—
Forfeiture of shares of unvested restricted common stock	—	—	—	—	(107,415)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,281	—	—	—	5,281
Vesting of previously issued shares of restricted common stock	—	—	—	—	—	—	25	—	—	—	25
Issuance of common stock and common stock warrants in securities offering, net of discounts, commissions and issuance costs of $1,364	—	—	—	—	10,711,280	10	7,773				7,783
Exercise of warrants to purchase common stock	—	—	—	—	3,110,184	3	(3)	—	—	—	—
Net loss	—	—	—	—					(27,960)		(27,960)

Balance at December 31, 2009	—	$—	—	$—	79,370,610	$79	$173,272	$—	$(167,665)	$—	$5,686

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			Period from May 9, 2003 (date of inception) through December 31, 2009
	2007	2008	2009
Cash flows from operating activities:
Net loss	$(36,805)	$(45,651)	$(27,960)	$(149,525)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,588	2,528	2,308	8,039
Amortization of lease incentive	(146)	(149)	(105)	(470)
Common stock issued for licenses	—	—	—	147
Stock-based compensation expense	3,396	4,538	5,281	14,710
Noncash interest expense related to debt and warrants	11	404	325	877
Noncash expense related to change in fair value of warrant liability	—	—	(1,959)	(1,959)
Provisions on inventory	—	1,577	1,699	3,276
Loss on disposal of property and equipment	—	—	26	26
Changes in operating assets and liabilities:
Accounts receivable	—	(223)	(625)	(848)
Unbilled receivables	42	(88)	(41)	(246)
Inventory	(1,612)	(7,050)	(1,696)	(10,358)
Prepaid expenses and other current assets	(338)	471	(514)	(749)
Deferred revenue	—	623	5,082	5,705
Accounts payable	222	(902)	216	1,005
Accrued expenses and other current liabilities	886	(207)	1,980	3,809
Warranty accrual	—	—	130	130
Other long-term liabilities	(47)	(172)	365	557

Net cash used in operating activities	(32,803)	(44,301)	(15,488)	(125,874)

Cash flows from investing activities:
Purchases of property and equipment	(2,183)	(2,889)	(22)	(9,514)
Decrease (Increase) in restricted cash	—	225	—	(225)
Purchases of short-term investments	—	—	—	(34,709)
Maturities of short-term investments	795	—	—	34,709

Net cash used in investing activities	(1,388)	(2,664)	(22)	(9,739)

Cash flows from financing activities:
Proceeds from debt issuances	9,933	9,850	—	22,256
Payments on debt	(685)	(13,585)	(3,322)	(17,592)
Payments of debt issuance costs	(174)	(20)	—	(194)
Proceeds from initial public offering	49,011	—	—	49,011
Deferred initial public offering costs	(1,749)	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	19,994	—	—	66,405
Proceeds from bridge loan	—	—	—	350
Proceeds from issuance of common stock and common stock warrants	—	17,785	14,996	32,807
Proceeds from issuance of restricted common stock	4	—	(1)	338
Payments to employees for cancelled restricted common stock	(57)	(47)	—	(104)
Proceeds from exercise of stock options	8	12	54	104

Net cash provided by financing activities	76,285	13,995	11,727	151,543

Net increase (decrease) in cash and cash equivalents	42,094	(32,970)	(3,783)	15,930
Cash and cash equivalents, beginning of period	10,589	52,683	19,713	—

Cash and cash equivalents, end of period	$52,683	$19,713	$15,930	$15,930

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$234	$1,478	$820	$2,601
Transfers from inventory to property and equipment	$—	$255	$—	$255
Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$—	$—	$—	$95
Issuance of common stock warrants	$—	$6,021	$7,212	$13,233
Number of common stock shares issued upon exercise of warrants	—	—	3,110,184	3,110,184
Change in warrant valuation	$—	$—	$(1,959)	$(1,959)
Conversion of bridge loan to equity	$—	$—	$—	$350
Beneficial conversion feature related to Series B redeemable convertible preferred stock	$18,140	$—	$—	$18,140
Conversion of preferred stock to common stock	$66,755	$—	$—	$66,755
Reclassification of preferred stock warrants to common stock warrants	$162	$—	$—	$162

The accompanying notes are an integral part of these consolidated financial statements.

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

        The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at December 31, 2009, as defined by the Financial Accounting Standards Board ("FASB"). The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

        In the first quarter of 2010, the Company began a process of considering alternatives to the Company's existing long-term strategic focus, including a repositioning of the Company in the genetic analysis markets. The Company believes that an adjustment to its existing strategy would better position the Company to take advantage of the unique capabilities of its proprietary platform and to address the growing competition in the genetic research marketplace. Although the Company made progress during 2009 in the genetic research market as demonstrated by its growing installed base and the number of peer reviewed publications referencing its single molecule sequencing technology, the Company believes that Helicos must consider a number of alternatives to improving shareholder value and, as a result, have embarked upon this process with a view toward repositioning Helicos' highly differentiated single molecule sequencing solution. In this regard, the Company has continued its relationship with Thomas Weisel Partners LLC (TWP), a nationally recognized investment bank, to assist the Company with its evaluation and execution of strategic alternatives and long term financing strategy. The Company has also engaged a variety of consultants in the genomic research, services and diagnostics industries to evaluate available alternatives.

        In particular, the Company believes that Helicos' technology is uniquely suited for applications in molecular diagnostics. The Company believes that diagnostics applications may benefit from the specific features for which the Helicos System is uniquely suited, including the platform's quantitative accuracy, the use of small sample quantities in simple preparation methods, and high throughput, as well as lack of biases typically seen with sample amplification.

        The Company anticipates the repositioning evaluation process will take at least several months. There can be no assurance, however, that the Company will be successful in re-focusing its long-term strategy or that any transaction it undertakes to implement a change in strategy will ultimately be completed or, if one is undertaken, there can be no assurance regarding its terms, timing or sources of funding. During this time, Helicos will focus its limited resources on satisfying current customer needs and stabilizing system performance, which has varied at some customer and placement sites. In addition, new initiatives will be prioritized to those that reduce operational risk and conserve resources while the company considers its strategic alternatives and direction.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects its losses to continue for a considerable period of time as the Company reevaluates its long-term strategic focus and consider various alternatives to reposition the business, including by exploring various opportunities in the genetic analysis markets. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. As of December 31, 2009 and March 31, 2010, the Company had

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business Description (Continued)

$15.9 million and $11.3 million, respectively, in cash and cash equivalents. The Company will, before the end of the second half of 2010, require significant additional capital to fund its operations. Since the Company's present capital resources are not sufficient to fund its planned operations for a twelve month period as of the date of this Annual Report on Form 10-K, the Company's current financial resources raise substantial doubt about its ability to continue as a going concern.

        The Company may seek to raise the funds it requires to continue its operations through public or private sales of equity, from borrowings or from strategic partners. The Company's future capital requirements will depend on many factors, including the precise nature of our strategic repositioning. The Company may require additional capital beyond its currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given the current economic turmoil and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to the Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict its ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce its economic potential from any adjustments to its existing long-term strategy. If the Company is unable to execute its operations according to its plans or to obtain additional financing, the Company may be forced to cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should the Company be unable to continue as a going concern.

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

Short-term investments

        The Company classifies marketable securities as available-for-sale. These securities are carried at fair market value with unrealized gains and losses reported, if material, as a component of other comprehensive gain or loss in stockholders' equity (deficit). There were no gross unrealized gains and losses at December 31, 2008 or 2009. Gains or losses on securities sold are based on the specific identification method.

Concentration of credit risk

        The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and short-term investments. The Company maintains all of its cash in two accredited financial institutions. Although the risk is concentrated in two financial institutions, management believes these accounts are subject to minimal credit and market risk and are of high credit quality.

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

        The following table summarizes the number of trade customers that individually comprise greater than 10% of product revenues and their respective percentage of the Company's total product revenues on a gross basis:

		Percentage of Total Product Revenues by Customer
	Number of Significant Customers
Year ended:		A	B
December 31, 2008	1	100%	—%
December 31, 2009	2	46%	45%

        The table above excludes grant revenues.

        The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company's total accounts receivable:

		Percentage of Total Product Revenues by Customer
	Number of Significant Customers
As of:		A	B
December 31, 2008	1	100%	—%
December 31, 2009	2	23%	62%

        The table above excludes unbilled receivables.

Inventory

        Prior to reaching technological feasibility, start-up manufacturing costs, such as those relating to the assembly, testing and performance validation of the Helicos® Genetic Analysis System, were expensed to research and development as the costs were incurred. When management determined that the Helicos System was ready for commercial launch during December 2007, the Company began capitalizing its manufacturing costs to inventory.

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

        The Company values inventory in accordance with FASB guidance on, inventory costs and inventory pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, guidance requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

        The Company concluded that because it is not yet functioning under normal capacity, its production level is abnormally low. As such, abnormal costs such as the unfavorable labor, overhead and absorption variances were recognized as current period charges, rather than as a portion of the inventory cost. During the years ended December 31, 2008 and 2009, research and development expenses included $4.2 million and $1.9 million, respectively of labor and overhead costs associated with the under-utilization of the manufacturing facility.

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

Long-lived assets

        The Company evaluates the recoverability of property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with FASB guidance. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Redeemable convertible preferred stock warrant

        Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with FASB guidance on, accounting for certain financial instruments with characteristics of both liabilities and equity and accounting for freestanding warrants and other similar instruments on shares that are redeemable. Under this guidance, the freestanding warrant that was related to the Company's redeemable convertible preferred stock was classified as a liability on the balance sheet as of January 1, 2006. The warrant was subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of interest expense. Fair value was measured using the Black-Scholes option pricing model. The Company continued to adjust the liability

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

for changes in fair value until the completion of its initial public offering on May 24, 2007, at which time all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to equity.

Revenue recognition

        Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expenses are incurred.

        The Company recognizes revenue in accordance with FASB accounting guidance on revenue recognition in financial statements and accounting for multiple element revenue arrangements. This guidance requires that persuasive evidence of a sales arrangement exists; delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectability is reasonably assured. The Company also follows FASB guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Research and development

        Research and development expenditures are charged to the consolidated statement of operations as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, clinical trial and related supply costs, contract services, depreciation and amortization expense and other related costs. During the years ended December 31, 2008 and 2009, research and development expenses also included $4.2 million and $1.9 million, respectively of labor and overhead costs associated with the under-utilization of the manufacturing facility, as well as a reserve for excess and obsolete inventory.

Income taxes

        The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company's consolidated financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. FASB guidance on accounting for

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

income taxes, requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence.

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

        Effective January 1, 2007, the Company adopted FASB guidance on accounting for uncertainty in income taxes. This guidance prescribes the methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 11, "Income Taxes" for additional disclosure.

Stock-based compensation

        Effective January 1, 2006, the Company adopted the FASB accounting guidance on fair value recognition provisions of share-based payment, using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated, and the impact of adopting this guidance was not material to the net loss or cash flows. For all grants, the amount of share-based compensation expense recognized has been adjusted for estimated forfeitures of awards for which the requisite service is not expected to be provided. Estimated forfeiture rates are developed based on the Company's analysis of historical forfeiture data.

        The Company accounts for stock-based compensation issued to non-employees in accordance with FASB guidance on accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with, selling goods or services. The Company records the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes option pricing model. The value of the equity instrument is charged to earnings over the term of the service agreement.

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

Other comprehensive income (loss)

        FASB guidance on reporting comprehensive income establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For each of the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) to December 31, 2009, there was no material difference between the net loss and comprehensive loss.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

Segment reporting

        FASB guidance on disclosure about segments of an enterprise and related information, establishes standards for reporting information about operating segments in annual financial statement and in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company believes that it operates in one segment.

Recent accounting pronouncements

        In December 2007, the FASB issued new accounting guidance which requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The new accounting guidance is effective for transactions occurring on or after January 1, 2009. The adoption of this new accounting guidance did not have a material impact on the Company's consolidated financial statements. However, it will affect the accounting for any acquisition in the future.

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

        In October 2009, the FASB issued an amendment to the accounting guidance for revenue arrangements with multiple deliverables. This guidance provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is planning on adopting this accounting guidance in the first quarter of 2010, prospectively for any new revenue arrangement.

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

4. Inventory

        The components of inventory are as follows (in thousands):

	December 31,
	2008	2009
Raw materials	$1,277	$372
Work in process	3,238	2,462
Finished goods	2,315	3,993

Inventory	$6,830	$6,827

        The Company periodically reviews its inventories for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs will be required. Based on management's estimates of demand, the Company determined that some of its inventory was in excess of its estimated net realizable value. During the year ended December 31, 2008, the Company recorded a $1.6 million charge to research and development expenses to write-off excess and obsolete inventory. During the year ended December 31, 2009, the Company recorded $3.1 million charge for write-off excess and obsolete inventory. This charge was recorded as a research and development expense resulted in a $1.7 million decrease to inventory and a $1.4 million increase to accrued expenses for excess purchase commitments.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment, net

        Property and equipment, net consist of the following (in thousands):

	December 31,
	2008	2009
Machinery and equipment	$6,646	$6,608
Leasehold improvements	1,937	1,871
Software	820	759
Office furniture	280	213

	9,683	9,451
Less accumulated depreciation and amortization	(5,667)	(7,745)

Property and equipment, net	$4,016	$1,706

        Depreciation and amortization charged to the consolidated statements of operations for the years ended December 31, 2007, 2008, 2009 and from May 9, 2003 (date of inception) to December 31, 2009 was $1.6 million, $2.5 million, $2.3 million and $8.0 million, respectively.

        In the first quarter of 2010, the Company began a process of considering alternatives to the Company's existing long-term strategic focus, including the reposition of the Company in the genetic analysis markets. The Company assesses its long-lived assets for impairment whenever events or changes in circumstances (a "triggering event") indicate that the carrying value of a group of long-lived assets may not be recoverable in accordance with FASB accounting guidance on accounting for the impairment or disposal of long-lived assets. The Company concluded that this consideration was a triggering event and that an impairment review was required. As a result of that review, the Company determined that the anticipated undiscounted future cash flows from its strategic alternatives exceeded the net carrying value of its long-lived assets and therefore there was no impairment at December 31, 2009.

6. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2008	2009
Professional fees	$532	$684
Compensation and benefits	333	884
Deferred rent and lease incentives	245	22
Warranty	—	130
Purchase commitments	—	1,431
Accrued interest	166	86
License fees	51	87
Other	325	308

Accrued expenses and other current liabilities	$1,652	$3,632

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies

License agreements and patents

        In November 2003, the Company entered into a license agreement with California Institute of Technology (the "Caltech License Agreement") that granted the Company a worldwide, exclusive, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications, and a worldwide, non-exclusive royalty bearing license, with the right to grant sublicenses, under specified technology outside the scope of the licensed patents. In connection with the Caltech License Agreement, the Company issued 46,514 shares of common stock, and recorded a charge of $20,000. In addition, the Company pays an annual license fee of $10,000 per year. The license fee payments are creditable against royalties based upon sales of products covered by patents licensed under the agreement. The up to single digit royalties are calculated based on a percentage of defined net sales. The Company is also obligated to pay California Institute of Technology up to a single digit percentage of specified license and sublicense income, a single digit percentage of proceeds from sales of specified intellectual property and a single digit percentage of service revenue amounts that it receives based on licenses and sublicenses that the Company grants, sales of intellectual property and services that are provided to third parties. The royalty obligation with respect to any licensed product extends until the later of the expiration of the last-to-expire of the licensed patents covering the licensed product and three years after the first commercial sale of the licensed product in any country for non-patented technology covered under the agreement. Through December 31, 2008, no royalty payments have been made. In March 2007, the Company amended the Caltech License Agreement to provide rights under an additional patent application under the terms of the existing license in exchange for a one-time payment of $50,000 to the California Institute of Technology. There are no milestone payments potentially payable by the Company under the Caltech License Agreement in addition to those described above. All license fee amounts paid to date and the value of the common stock issued have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. The total expense recognized under the Caltech License Agreement for the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) through December 31, 2009 was $60,000, $10,000, $10,000 and $123,000, respectively.

        In June 2004, the Company entered into a license agreement with Roche Diagnostics (the "Roche License Agreement") that granted the Company a worldwide, semi-exclusive royalty-bearing license, with the right to grant sublicenses under a patent relating to sequencing methods. In connection with the Roche License Agreement, the Company paid an upfront fee of 175,000 Euros and committed to pay an annual license fee ranging from 10,000 to 40,000 Euros. There are no milestone payments potentially payable by the Company under the Roche License Agreement in addition to those described above. The Company has an option to convert the license to non-exclusive beginning in 2008, in which case the annual license fees would be reduced to 10,000 Euros beginning in 2008. The Company has the right to terminate the Roche License Agreement at any time for convenience upon 90 days prior written notice to Roche Diagnostics. Both the Company and Roche Diagnostics have the right to terminate the Roche License Agreement upon breach by the other party, subject to notice and an opportunity to cure. The Roche License Agreement also terminates upon the occurrence of specified bankruptcy events. As part of the Roche License Agreement, the Company agrees to pay single digit royalties based on a percentage of defined net sales. The Company also agrees to pay half of income amounts that are received based on sublicenses that the Company grants to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

patents. Through December 31, 2008, no royalty payments have been made. All license fee amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use. The total expense recognized under the Roche License Agreement for the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) through December 31, 2009 was $39,000, $62,000, $54,000 and $421,000, respectively.

        In March 2005, the Company entered into a license agreement with Arizona Technology Enterprises (the "AZTE License Agreement") that granted the Company a worldwide, exclusive, irrevocable, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications exclusively licensed by AZTE from Arizona State University and the University of Alberta. In connection with the AZTE License Agreement, the Company paid an upfront fee of $350,000, committed to an annual license fee of $50,000, which has increased to $100,000 upon the successful issuance of a U.S. patent, committed to pay a three-year maintenance fee of $50,000, payable in equal annual installments beginning in March 2006, and issued 88,888 shares of restricted common stock, which vest in two equal installments upon the achievement of separate milestones. There are no milestone payments potentially payable by the Company under the AZTE License Agreement in addition to those described above. The Company is obligated to use reasonable commercial efforts to develop, manufacture and commercialize licensed products. In addition, if the Company fails to use commercially-reasonable efforts to develop, manufacture and sell licensed products, the AZTE License Agreement converts from exclusive to non-exclusive. The AZTE License Agreement will remain in force until terminated. The Company has the right to terminate the AZTE License agreement at any time for convenience upon 60 days prior written notice to Arizona Technology Enterprises. Both the Company and Arizona Technology Enterprises have the right to terminate the agreement upon breach by the other party, subject to notice and an opportunity to cure. The AZTE License Agreement also terminates upon the occurrence of specified bankruptcy events.

        As part of the AZTE License Agreement, the Company agrees to pay a single digit percentage royalty based on defined net sales. The Company also agrees to pay a mid-teens percentage of specified sublicense income amounts that are received based on sublicenses granted to third parties which increases to 30 percent after the Company receives an aggregate of $50,000 of such amounts. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through December 31, 2009, no royalty payments have been made. All license fee amounts paid to date have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. In May 2006, in accordance with the license agreement, due to the successful issuance of a U.S. patent, the committed annual license fee increased from $50,000 to $100,000 and 44,444 shares of the restricted common stock vested. The vesting of 44,444 shares of restricted common stock resulted in a charge to research and development expense of $127,000 based on the fair value of the Company's common stock at the time the milestone was achieved. The remaining 44,444 shares of restricted common stock vested immediately upon the successful issuance of a second U.S. patent on January 12, 2010. The total expense recognized under the AZTE License Agreement for the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) through December 31, 2009 was $117,000, $103,000, $141,000 and $990,000, respectively.

        In June 2006, the Company entered into an agreement to acquire certain U.S. and foreign patents and patent applications. In connection with the agreement, the Company paid an upfront fee of

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

$350,000, committed to a one-time payment of $250,000 once technological feasibility has been established, and committed to a one-time payment of $400,000 upon the first commercial sale of product. There are no milestone payments potentially payable by the Company under this agreement in addition to those described above. As part of the agreement, the Company agrees to pay a single digit percentage royalty based on defined net sales. Through December 31, 2009, no royalty payments have been made. All amounts paid to date have been expensed to research and development expense as technological feasibility had not established and the technology had no alternative future use. The total expense recognized under this agreement for the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) through December 31, 2009 was $0, $0, $0 and $350,000, respectively.

        In April 2007, the Company entered into an agreement with PerkinElmer LAS, Inc. ("PerkinElmer"), in which PerkinElmer granted the Company a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty bearing license under specified patents. The license from PerkinElmer grants the Company rights under certain patents to produce and commercialize certain of the reagents used in some applications on the Helicos System, which contain chemicals purchased from PerkinElmer. In exchange for rights licensed from PerkinElmer, the Company is obligated to pay PerkinElmer a single digit percentage of the Company's net revenue from the sale of reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement. There are no milestone payments potentially payable by the Company under this agreement with PerkinElmer. The Company has the right to terminate the agreement at any time upon 90 days written notice to PerkinElmer. Each party has the right to terminate the agreement upon breach by the other party subject to notice and an opportunity to cure. The agreement also terminates upon the occurrence of specified bankruptcy events. PerkinElmer has the sole right under the agreement to enforce the licensed patents. There has been no expense recorded for this agreement for any period from May 9, 2003 (inception) through December 31, 2009.

Operating leases

        In January 2004, the Company entered into a sublease and a direct operating lease for office and laboratory space. The sublease expired on April 30, 2005. The direct lease commenced thereafter from May 1, 2005 and expired on December 31, 2005. As provided in the facility lease, the Company deposited $40,000 for the sublease and $30,000 for the direct lease in escrow for security. At December 31, 2009, the Company has no further obligations under this agreement.

        In December 2005, the Company entered into an operating lease for new office and laboratory space. The lease expired in March 2010. In connection with this lease agreement, the Company entered into a letter of credit in the amount of $450,000, naming the Company's landlord as beneficiary. In October 2008, the letter of credit was decreased to $225,000 pursuant to the lease agreement which allows for a fifty percent reduction provided that the Company was not in default and that the lease was in full force and effect. As of December 31, 2008 and 2009, the Company has classified the $225,000 letter of credit as restricted cash on the consolidated balance sheet. Additionally, in connection with the lease agreement, the Company received lease incentives from the landlord of certain leasehold improvements. The Company recorded the lease incentives as a liability and is amortizing them over the lease term as a reduction in rent expense. For the years ended December 31, 2008 and 2009, the Company recorded $149,000 and $105,000, respectively, as a reduction in rent expense for this amortization. The Company has recorded a liability for these lease incentives at

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

December 31, 2008 and 2009 of $109,000 and $4,000, respectively, of which $105,000 and $4,000 is recorded in accrued expenses and other current liabilities at December 31, 2008 and 2009, respectively, and $4,000 and $0 is recorded in other long-term liabilities at December 31, 2008 and 2009, respectively, on the accompanying consolidated balance sheet.

        In February and December 2007, July 2008 and October 2009, the Company amended its existing operating lease for office and laboratory space to include additional office space in the same building, which resulted in additional lease payments of approximately $656,000 and $350,000 for each of the years ending December 31, 2009 and 2010.

        Future minimum lease payments under operating leases as of December 31, 2009 are as follows (in thousands):

2010	$350
Thereafter	—

Total minimum lease payments	$350

        Total rent expense was $1.3 million, $1.9 million, $2.0 million and $6.7 million for the years ended December 31, 2007, 2008, and 2009, and the period from May 9, 2003 (date of inception) through December 31, 2009, respectively.

        The Company records rent expense on a straight-line basis over the term. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2008 and 2009 of $159,000 and $17,000, respectively, of which $140,000 and $17,000 is recorded in accrued expenses and other current liabilities at December 31, 2008 and 2009, respectively, and $19,000 and $0 is recorded in other long-term liabilities at December 31, 2008 and 2009, respectively, on the accompanying consolidated balance sheet.

8. Long-Term Debt

Line of credit facility and security agreement

        In June 2006, the Company entered into a line of credit facility and security agreement (the "Credit Facility") with General Electric Capital Corporation ("GE Capital"). The Credit Facility provides that the Company may borrow up to $8.0 million at an interest rate based on the Federal Reserve's 3 year Treasury Constant Maturities Rate. The end of the advance period was December 31, 2007. The proceeds of the Credit Facility may be used for the purchase of equipment, and is collateralized by specific equipment assets. Payments are required to be made on a monthly basis, of which, the first 6 months will be interest-only payments and then 30 months of principal and interest for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. As of December 31, 2008 and 2009, advances on the Credit Facility were $2.5 million at a weighted-average interest rate of 10.1%. As of December 31, 2008 and 2009, the outstanding balance on the Credit Facility was $799,000 and $0, respectively.

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

        As of December 31, 2009, the loan agreement did not require the Company to comply with any financial covenants.

        As of December 31, 2009, advances on the loan agreement, as amended, were $20.0 million at an interest rate of 11.5%. As of December 31, 2008 and 2009, the outstanding balance on the loan agreement was $7.9 million and $4.9 million, respectively.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Debt (Continued)

        As of December 31, 2009, loan payable payments are due as follows (in thousands):

2010	$3,152
2011	2,439
Thereafter	—

Total future minimum payments	5,591
Less: amount representing interest	(1,047)
Less: debt discount	(587)
Add: amortization of debt discount	897

Carrying value of debt	4,854
Less: current portion	2,773

Long-term obligations	2,081

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

        The warrants were classified as liabilities and revalued each reporting period, with the resulting gains and losses recorded in interest expense. The change in carrying value of the warrants resulted in a charge of $109,000 for the year ended December 31, 2006 and a credit of $42,000 for the year ended

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Debt (Continued)

December 31, 2007. The Company continued to adjust the liability for changes in fair value until the completion of its initial public offering on May 24 2007, at which time all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability of $162,000 was reclassified to equity. All of the outstanding warrants were exercised in November 2007 resulting in the purchase of 9,350 shares of common stock

Common stock warrants

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

        As of December 31, 2006, the Company had 59,314,030 authorized shares of preferred stock, of which 28,182,246 are designated as Series A redeemable convertible preferred stock and 31,131,784 are designated as Series B redeemable convertible preferred stock. As of December 31, 2008 and 2009, the Company has 5,000,000 authorized and no shares issued or outstanding.

        As of December 31, 2006, redeemable convertible preferred stock consists of:

	Number of Shares Authorized	Number of shares issued and outstanding	Carrying value (in thousands)	Liquidation preference per share
Series A	28,182,246	28,182,246	$26,869	$0.9534
Series B	31,131,784	15,503,876	19,892	$1.28

	59,314,030	43,686,122	$46,761

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

10. Common Stock and Warrant Liability

        As of December 31, 2008 and 2009, the Company had 120,000,000 shares of common stock authorized. As of December 31, 2008 and 2009, the Company had 63,808,282 and 79,370,610 shares issued and outstanding, respectively. As of December 31, 2009, the Company had reserved 28,454,589 shares of common stock for issuance to common stockholders upon exercise of common stock warrants. As of December 31, 2008 and 2009, the Company has reserved 2,679,614 and 4,761,135 shares of common stock, respectively, for future issuance upon exercise of common stock options.

        Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company's Board of Directors.

December 2008 Financing

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

        In connection with the Offering, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that the Company file a "resale" registration statement (the "Registration Statement") covering all of the Shares and the shares issuable upon exercise of the Warrants (the "Warrant Shares"), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission ("SEC") regulations, within 30 days of the closing of the Offering. The Company filed the Registration Statement with the SEC on January 22, 2009 (File No. 333-156885), which was amended on February 13, 2009. Under the terms of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Common Stock and Warrant Liability (Continued)

A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or if, at any time after six months following the closing of the Offering, the Company ceases to be current in periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

        In December 2006, the FASB issued, guidance on accounting for registration payment arrangements, which addresses an issuer's accounting for registration payment arrangements. This guidance specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB guidance on accounting for contingencies. This guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with US GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company applied the recognition and measurement provisions of the FASB guidance to the registration rights associated with the Registration Rights Agreement. As result, the Company believes that the contingent obligation to make future payments is not probable under the guidance and as such has recorded no liability associated with these registration rights.

September 2009 Financing

        In September 2009, the Company entered into a securities purchase agreement with certain investors pursuant to which it (i) sold to certain existing investors a total of 1,030,028 units, each unit consisting of (a) one share of common stock (collectively, the "Shares") and (b) one warrant (collectively, the "Warrants") to purchase 0.662 shares of common stock at an exercise price equal to $2.61 per share (105% of the closing bid price of the common stock on September 15, 2009), at a purchase price equal to $2.57 per unit, and (ii) sold to certain new investors a total of 3,281,252 units, each unit consisting of (a) one share of common stock and (b) one warrant to purchase 0.50 shares of common stock at an exercise price equal to $2.61 per share, at a purchase price equal to $2.24 per unit (together, the "September 2009 Offering"). The closing of the transaction occurred on September 18, 2009. In connection with the September 2009 Offering, the Company raised approximately $10.0 million in gross proceeds. After paying $646,000 in placement agent fees and offering expenses, the net proceeds were $9.4 million.

        In connection with the September 2009 Offering, the Company issued warrants to purchase an aggregate of 2,322,509 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants have an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. In connection with the December 2009 Offering, the exercise price for the warrants issued in this transaction was subsequently reduced to $0.31 per share in accordance with the terms of the warrant. The Company recorded a gain

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Common Stock and Warrant Liability (Continued)

in the amount of $2.4 million for the change in the fair value of the warrant liability from the closing date of September 18, 2009 through the end of the year December 31, 2009.

        In connection with the September 2009 Offering, the Company entered into a registration rights agreement (the "September 2009 Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that the Company will file a "resale" registration statement covering all of the shares of common stock and the shares of common stock issuable upon exercise of the warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, within 15 days of the closing of the September 2009 Offering. The Company currently maintains an effective registration statement relating to these shares (File No. 333-162240). Under the terms of the September 2009 Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or 1% in the event of suspensions of prospectus delivery or if, at any time after six months following the closing of the September 2009 Offering, the Company ceases to be current in its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor. The Company has not recorded an amount associated with the contingent obligation regarding the cash penalties as of December 31, 2009 as the Company believes that the contingent obligation to make future payments is not probable.

December 2009 Financing

        In December 2009, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with Thomas Weisel Partners LLC (the "Underwriter"), pursuant to which it sold to the Underwriter 6,400,000 shares of common stock and warrants to purchase up to 4,160,000 shares of common stock sold in units, at a price of $1.00 per unit ("December 2009 Offering"). Each unit consists of one share of common stock and a warrant to buy 0.65 of a share of common stock. The warrants will be exercisable for a period of five years, beginning six months after issuance, at an exercise price of $1.4385 per share. The closing of the transaction occurred on December 15, 2009. The Company received approximately $6.4 million in gross proceeds from the December 2009 Offering. After paying $718,000 in underwriting discounts, commissions and offering expenses, the net proceeds were $5.6 million.

        In connection with the December 2009 Offering, the Company issued warrants to purchase an aggregate of 4,160,000 shares of common stock. The warrants have an exercise price of $1.44 per share and have a five and a half year term. The fair value of the warrants was estimated at $2.7 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.43%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. The change in the fair value of the warrant liability from the issuance date of December 21, 2009 through the end of the current period of December 31, 2009 resulted in an increase in fair value of the warrant liability of approximately $0.4 million for the year ended December 31, 2009.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

        There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company's deferred tax assets at December 31, 2008 and 2009 are as follows (in thousands):

	December 31,
	2008	2009
Deferred tax assets:
Net operating loss carryforwards	$39,764	$42,989
Research and development credit carryforwards	4,323	4,873
Depreciation and amortization	4,374	8,743
Allowances and reserves	1,859	3,243

	50,320	59,848
Less: Valuation allowance	(50,320)	(59,848)

Net deferred tax assets	$—	$—

        As of December 31, 2009, the Company has federal and state net operating losses ("NOL") of approximately $107.2 million and $103.7 million, respectively, as well as federal and state research and development credits of approximately $3.2 million and $2.5 million, respectively, which may be available to reduce future taxable income and taxes. Federal NOLs and research and development credits each begin to expire in 2024. State NOLs and research and development credits begin to expire in 2009 and 2019, respectively. As required by FASB accounting guidance on accounting for income taxes, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOLs. Management has determined that is it more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and, as a result, a valuation allowance of $50.3 million and $59.8 million has been established at December 31, 2008 and 2009, respectively.

        A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
	2007	2008	2009
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal tax benefit	6.2%	5.9%	4.2%
Research and development credits	4.4%	1.8%	1.9%
Warrant revaluation	—%	—%	2.4%
Other	(2.1)%	(2.1)%	(4.1)%
Increase in valuation allowance	(42.5)%	(39.6)%	(38.4)%

Effective tax rate	0.0%	0.0%	0.0%

        On January 1, 2007, the Company adopted the FASB accounting guidance on uncertain tax provisions. The Company has no amounts recorded for any unrecognized tax benefits as of January 1,

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

2007, December 31, 2008 or December 31, 2009. In addition, the Company did not record any amount for the implementation of this guidance. The Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2007, December 31, 2008 and December 31, 2009, the Company had no accrued interest or tax penalties recorded. Each of the Company's income tax return reporting periods since May 9, 2003 (date of inception) are open to income tax audit examination by the federal and state tax authorities.

        Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of common stock and preferred stock, which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since the Company's formation, utilization of NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

12. Stock-Based Compensation

        In 2003, the Company's Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Stock Plan"). The 2003 Stock Plan provides for the granting of incentive and non-qualified stock options, restricted stock and other equity awards to employees, officers, directors, consultants and advisors of the Company. Provisions such as vesting, repurchase and exercise conditions and limitations are determined by the Board of Directors on the grant date. The Company's 2007 Stock Option and Incentive Plan ("2007 Stock Plan") was adopted by the Company's Board of Directors in April 2007 and approved by the Company's stockholders in May 2007. The 2007 Stock Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The 2007 Stock Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each January 1, beginning in 2008, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lower number of shares of common stock as determined by the Board of Directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Option Plan also will be

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

available for future awards. In addition, available shares under the Company's 2003 Stock Plan, including as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Option Plan. The maximum number of shares of common stock that may be issued pursuant to the 2007 Stock Plan as of December 31, 2009 is 5,255,901. As of December 31, 2009, 74,700 shares of common stock are available for issuance under the 2007 Stock Plan.

Stock options

        During the years ended December 31, 2007, 2008, 2009 and the period from May 9, 2003 (date of inception) to December 31, 2009, the Company granted 1,572,749; 1,163,091; 2,633,807 and 6,110,071 stock options, respectively to certain employees and directors. The vesting of these awards is time-based and the restrictions typically lapse 25% after one year and monthly thereafter for the next 36 months.

        During the years ended December 31, 2007, 2008, 2009 and the period from May 9, 2003 (date of inception) to December 31, 2009, the Company granted 13,332; 0; 0 and 97,530 stock options, respectively to certain nonemployees in exchange for certain consulting services. Vesting on these awards is time-based and the vesting periods range from immediate vesting on grant date to a four-year period.

        The exercise price of each stock option shall be specified by the Board of Directors at the time of grant. The vesting period for each stock option is specified by the Board of Directors at the time of grant and is generally over a four-year period. The stock options expire ten years after the grant date.

        The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that have completed initial public offerings within the last ten years. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. FASB accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the years ended December 31, 2008 and 2009, because substantially all of the Company's stock option grants vest monthly, stock-based employee compensation expense includes the actual impact of forfeitures. The relevant data used to determine the value of the stock option grants is as follows:

	December 31,
	2007	2008	2009
Weighted average risk-free interest rate	4.5%	2.7%	2.2%
Expected life in years	6.2	6.0	6.0
Expected volatility	72.1%	65.6%	63.1%
Expected dividends	0.0%	0.0%	0.0%

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        A summary of stock option activity for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value as of December 31, 2009 (in thousands)
Balance at December 31, 2008	2,679,614	$6.97
Granted	2,633,807	$1.50
Exercised	(55,555)	$0.98
Forfeited	(201,965)	$4.41
Expired	(294,766)	$8.14

Balance at December 31, 2009	4,761,135	$4.05	8.5	$168

Exercisable at December 31, 2009	1,998,996	$4.93	7.7	$78

Vested and unvested expected to vest at December 31, 2009	4,545,310	$4.02	8.5	$162

        In March 2007, the Company modified 578,554 unvested stock options granted during the year ended December 31, 2006, which had an exercise price of $0.59 per share, to an exercise price of $1.80 per share with respect to 493,888 stock options granted through October 31, 2006, and to an exercise price of $8.87 per share with respect to 84,666 stock options granted in November and December 2006. This transaction was accounted for as a modification in accordance with FASB accounting guidance and did not have a material impact on the Company's financial position, statement of operations or cash flows.

        From May 9, 2003 (date of inception) through December 31, 2009, there were 6,207,548 stock options granted, of which 160,670 were exercised, 889,731 were forfeited, and 396,012 had expired through December 31, 2009. The weighted average exercise prices of stock option grants, exercises, forfeitures, and expirations from May 9, 2003 (date of inception) through December 31, 2009 was $4.68 per share, $0.66 per share, $7.04 per share and $8.54 per share, respectively.

        The aggregate intrinsic value is calculated based on the positive difference between the fair value of the Company's common stock on December 31, 2009 of $1.03 per share and the exercise price of the underlying options. The aggregate intrinsic value of the Company's options outstanding at December 31, 2009 is $168,000.

        The weighted-average grant-date fair value of grants of stock options was $10.57 per share, $3.60 per share, and $0.89 for the years ended December 31, 2007, 2008 and 2009, respectively.

        The total intrinsic value of stock options exercised was $83,000, $283,000, and $76,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2009:

Options outstanding			Options exercisable
Range of exercise prices	Number of stock options	Weighted average remaining life (years)	Number of stock options	Weighted average exercise price	Weighted average remaining life (years)
$ 0.45-$ 0.98	510,868	8.7	189,848	$0.62	7.4
$ 1.04-$ 1.04	1,282,177	9.1	446,064	$1.04	9.1
$ 1.80-$ 2.72	1,216,403	8.5	409,085	$1.80	6.2
$ 3.70-$10.75	1,193,567	8.1	594,279	$7.41	8.0
$10.85-$12.36	558,120	7.5	359,720	$11.48	7.4

	4,761,135	8.5	1,998,996	$4.93	7.7

Restricted stock

        During the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) to December 31, 2009, the Company granted 56,757; 190,000; 1,697,724 and 2,905,587 shares of restricted stock, respectively to certain employees. The vesting of these awards is time-based. For restricted stock granted prior to December 31, 2007, the restrictions typically lapse 25% after one year and quarterly thereafter for the next 3 years. For restricted stock granted during 2009, the vesting periods range from quarterly vesting over six fiscal quarters to a two-year vesting period, with 50% vesting on each anniversary of the grant date.

        During the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) to December 31, 2009, the Company granted 2,222; 0; 95,000 and 730,009 shares of restricted stock, respectively to certain nonemployees in exchange for certain consulting services. Vesting on these awards is time-based and the vesting periods range from immediate vesting on grant date to a four-year period. The Company recorded a stock-based compensation charge on these awards following the FASB accounting guidance for accounting for stock appreciation rights and other variable stock option or award plans.

        For employee and nonemployee restricted stock awards granted before January 1, 2007, the employee or nonemployee paid the Company cash in an amount up to the fair market value of the award. If the employee ceases employment with the Company, or if the nonemployee terminates the service arrangement, the employee or nonemployee is automatically entitled to be refunded the cash paid for any unvested awards. At the time the cash is received, the Company records the cash as subscription payable in the consolidated balance sheet, and the amount is reclassified to additional paid-in capital over the vesting period. At December 31, 2008 and 2009, the Company had $37,000 and $12,000, respectively, recorded as subscription payable, of which $25,000 and $12,000 was recorded to accrued expenses and other current liabilities at December 31, 2008 and 2009, respectively, and $12,000 and $0 was recorded to other long-term liabilities at December 31, 2008 and 2009, respectively.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        A summary of restricted stock activity during the year ended December 31, 2009 is as follows:

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value as of December 31, 2009 (in thousands)
Balance of unvested restricted stock at December 31, 2008	228,700	$5.51
Granted	1,792,724	$1.73
Vested	(530,902)	$2.06
Forfeited	(39,433)	$1.06

Balance of unvested restricted stock at December 31, 2009	1,451,089	$2.22	0.9	$1,482

        From May 9, 2003 (date of inception) through December 31, 2009, there were 3,635,596 shares of restricted stock granted, at a weighted average grant date fair value of $1.56, of which 1,995,441 were fully vested at December 31, 2009, with a weighted average grant date fair value of $1.00.

        The aggregate intrinsic value is calculated based on the positive difference between the fair value of the Company's common stock on December 31, 2009 of $1.03 per share and the estimated fair value of the Company's common stock at the date of grant. The total intrinsic value of restricted stock vested was $1.7 million, $0.6 and $2.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

        In March 2005, in connection with the AZTE License Agreement, the Company issued 88,888 shares of restricted common stock, which vest in two equal installments upon the achievement of separate milestones. In May 2006, due to the successful issuance of a U.S. patent, 44,444 shares of the restricted common stock vested. The vesting of 44,444 shares of restricted common stock resulted in a charge to research and development expense of $127,000 based on the fair value of the Company's common stock at the time the milestone was achieved. The remaining 44,444 shares of restricted common stock vested immediately upon the successful issuance of a second U.S. patent on January 12, 2010.

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

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        The Company recognized stock-based compensation expense on all employee and nonemployee awards as follows (in thousands):

	Year Ended December 31,			Period from May 9, 2003 (date of inception) through December 31, 2009
	2007	2008	2009
Selling, general and administrative	$2,372	$3,217	$3,660	$10,631
Research and development	1,024	1,321	1,621	4,079

Total	$3,396	$4,538	$5,281	$14,710

        Total unrecognized stock-based compensation expense for all stock-based awards was approximately $7.5 million at December 31, 2009, of which $5.9 million will be recognized in 2010, $1.4 million in 2011 and $244,000 thereafter. This results in these amounts being recognized over a weighted-average period of 1.3 years.

13. Fair Value Measurement

        The Company considers all highly liquid investments with original maturities of generally three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value. The Company classifies marketable securities as available-for-sale. These securities are carried at fair market value with unrealized gains and, to the extent deemed temporary, unrealized losses, reported as a component of other comprehensive gain or loss in stockholders' equity. Realized gains or losses on securities sold are based on the specific identification method.

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

        The Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 are measured in accordance with FASB standards. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Fair Value Measurement (Continued)

that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        At December 31, 2008 the Company's cash and cash equivalents consisted entirely of cash deposits.

        The following table represents the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

($ in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Money market funds	$—	$3,053	$—	$3,053
Warrant liability	—	—	5,253	5,253

	$—	$3,053	$5,253	$8,306

        The Company's warrant liability was valued at December 31, 2009 using a Black-Scholes model and is therefore classified as Level 3.

        The following tables roll forward the fair value of our warrant liability, whose fair value is determined by Level 3 inputs for the 2009 periods presented:

Balance at December 31, 2008	$—

Issuance of new warrants	7,212
Change in fair value	(1,959)

Balance at December 31, 2009	$5,253

        The valuation of the warrant liability is discussed further in Note 10.

        The carrying amount of the Company's debt approximates its fair value at December 31, 2008 and December 31, 2009.

14. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock, redeemable convertible preferred stock and warrants have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the years ended December 31, 2007, 2008 and 2009, all potential common shares have been excluded from the

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Loss per Share (Continued)

computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	December 31,
	2007	2008	2009
Stock options	2,194,663	2,679,614	4,761,135
Unvested restricted stock	322,037	273,144	1,495,533
Warrants	—	25,762,333	28,454,589

	2,516,700	28,715,091	34,711,257

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

16. 401(k) Plan

        The Company has a 401(k) income deferral plan (the "Plan") for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2007, 2008 and 2009.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Unaudited Quarterly Results

        The Company's unaudited quarterly results are summarized below (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(unaudited)
Product revenue	$—	$—	$—	$36	$963	$158	$1,100	$104
Grant revenue	113	251	202	206	239	213	13	236

Total revenue	113	251	202	242	1,202	371	1,113	340

Costs and expenses
Cost of product revenue	—	—	—	10	521	124	451	143
Research and development	5,705	7,083	5,644	6,183	4,093	3,539	3,513	7,111
General and administrative	6,184	4,830	5,403	3,722	2,851	2,732	3,145	3,753

Total costs and expenses	11,889	11,913	11,047	9,915	7,465	6,395	7,109	11,007

Operating loss	(11,776)	(11,662)	(10,845)	(9,673)	(6,263)	(6,024)	(5,996)	(10,667)
Interest income	338	145	124	63	40	22	5	8
Interest expense	(360)	(370)	(734)	(901)	(305)	(275)	(246)	(218)
Change in fair value of warrant liability	—	—	—	—	—	—	(710)	2,669

Net loss	(11,798)	(11,887)	(11,455)	(10,511)	(6,528)	(6,277)	(6,947)	(8,208)

Net loss attributable to common stockholders	$(11,798)	$(11,887)	$(11,455)	$(10,511)	$(6,528)	$(6,277)	$(6,947)	$(8,208)

Net loss attributable to common stockholders per share—basic and diluted	$(0.57)	$(0.57)	$(0.55)	$(0.42)	$(0.10)	$(0.10)	$(0.11)	$(0.11)

Weighted average number of common shares used in computation—basic and diluted	20,688,578	20,726,679	20,741,822	24,914,939	63,498,663	63,561,410	64,837,332	71,878,051

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2009. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Act. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, the Company's management concluded that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        Our Board of Directors consists of eight directors and is divided into three classes with members of each class serving for three-year terms. Each of Dr. Afeyan, Mr. Lapidus and Mr. Lowy serve as Class III directors, with a term of office expiring at the 2010 Annual Meeting of Stockholders. The terms of our Class I and Class II directors will expire in 2011 and 2012, respectively. Unless otherwise instructed, the proxy holders will vote the proxies received by them for the three nominees named below, each of whom is currently a director and each of whom has consented to serve if elected. If any nominee is unable or declines to serve as a director at the time of the annual meeting, the proxies will be voted for any nominee designated by the present Board to fill the vacancy. If additional persons are nominated for election as directors, the proxy holders intend to vote all proxies received by them for the nominees listed below.

        Upon the recommendation of our Nominating and Corporate Governance Committee, the Board has nominated Dr. Afeyan, Mr. Lapidus and Mr. Lowy for reelection as the Class III directors. Helicos is not presently aware of any nominee who will be unable or will decline to serve as a director. The term of office of each person elected as a director will continue until the 2013 Annual Meeting of Stockholders or until a successor has been elected and qualified.

        The names of the directors and nominees, and certain information about them as of the record date, are set forth below.

Name	Age	Position(s)
Stanley N. Lapidus	60	Chairman and Class III Director
Noubar B. Afeyan, PhD	47	Lead Independent Director, Class III Director
Elisabeth K. Allison, PhD	64	Class I Director
Brian G. Atwood	57	Class I Director
Peter Barrett, PhD	57	Class II Director
Robert F. Higgins	63	Class II Director
Ronald A. Lowy	54	President, Chief Executive Officer and Class III Director
Theo Melas-Kyriazi	50	Class II Director

        Stanley N. Lapidus.    Mr. Lapidus, one of our co-founders, has served as the Chairman of our Board of Directors since October 2007. Mr. Lapidus served as our Chief Executive Officer from May 2003 to August 2008 and our President from May 2003 until October 2007. Prior to founding Helicos, Mr. Lapidus served as a Venture Partner at Flagship Ventures from March 2002 through September 2003. Mr. Lapidus founded EXACT Sciences Corporation in 1995, where he served as President from 1995 through 2000 and Chairman from 2000 through 2005. Prior to EXACT Sciences, Mr. Lapidus founded Cytyc Corporation, where he served as President from 1987 to 1994. Mr. Lapidus also holds academic appointments in the Pathology Department at Tufts University Medical School and Massachusetts Institute of Technology's Sloan School of Management. He earned a BSEE from Cooper Union. He has served as a trustee of Cooper Union since 2002. Mr. Lapidus is named as an inventor on 30 issued U.S. patents. We believe Mr. Lapidus' qualifications to serve on the Board of Directors include his wealth of executive knowledge and experience in scientific and business management in the life sciences industry.

        Noubar B. Afeyan, PhD.    Dr. Afeyan, one of our co-founders, has served as Lead Independent Director of our Board since October 2007. Previously, he served as Chairman of our Board of Directors from 2003 to October 2007. In 1999, Dr. Afeyan founded Flagship Ventures, a venture capital firm, where he serves as Managing Partner and Chief Executive Officer. Dr. Afeyan is also a Senior Lecturer at the Massachusetts Institute of Technology's Sloan School of Management as well as the Biological Engineering Division. Dr. Afeyan served on the Board of Directors of Color Kinetics, a leading LED-lighting company, until its recent acquisition by Philips in August 2007. Dr. Afeyan received a BS in chemical engineering from McGill University and a PhD in biochemical engineering from the Massachusetts Institute of Technology. We believe Dr. Afeyan's qualifications to serve on the Board of Directors include his substantial experience with his leadership and success in life sciences and technology entrepreneurship and venture capitalism.

        Elisabeth K. Allison, PhD.    Dr. Allison has served as a member of our Board of Directors since January 2008. Dr. Allison has served as a Principal at ANZI Partners since 1995. She serves as a board member of three mutual funds managed by the Capital Research and Management Company since 1991: the EuroPacific Fund, the New Perspectives Fund and the New World Fund. Previously, Dr. Allison served on the Board of Directors of Color Kinetics, a leading LED lighting company, from 2002 and as Chairperson from January 2007 until its recent acquisition by Philips in August 2007. Prior to her service at ANZI Partners, Dr. Allison was Senior Vice President for Development at the McGraw-Hill Companies. Dr. Allison received an AB from Harvard College and a PhD in Business Economics from the Harvard Business School. We believe Dr. Allison's qualifications to serve on the Board of Directors include her considerable experience in business strategy and in compensation practices.

        Brian G. Atwood.    Mr. Atwood has served as a member of our Board of Directors since 2003. Since 1999, Mr. Atwood has served as a Managing Director of Versant Ventures, a venture capital firm focusing on healthcare, which he co-founded. Mr. Atwood also serves on the board of directors of Cadence Pharmaceuticals, Inc., as well as several private companies. Mr. Atwood holds a BS in biological sciences from the University of California, Irvine, an MS in ecology from the University of California, Davis, and an MBA from Harvard University. We believe Mr. Atwood's qualifications to serve on the Board of Directors include his experience in the biotechnology industry with emphasis on therapeutic products, devices, diagnostics and research instrumentation.

        Peter Barrett, PhD.    Dr. Barrett has served as a member of our Board of Directors since 2003. Dr. Barrett has served as a Partner of Atlas Venture, a venture capital firm, since January 2003. From August 1998 to December 2001, he served as Executive Vice President and Chief Business Officer of Celera Genomics, a biopharmaceutical company, which he co-founded. Dr. Barrett serves on the board of Atlas Venture investments in several private companies. He is also the President of the Autism Consortium Board of Directors and is Vice Chairman of the Advisory Council of the Barnett Institute of Chemical and Biological Analysis at Northeastern University. Dr. Barrett received his BS in chemistry from Lowell Technological Institute (now known as the University of Massachusetts, Lowell) and his PhD in Analytical Chemistry from Northeastern University. He also completed Harvard Business School's Management Development Program. We believe Dr. Barrett's qualifications to serve on the Board of Directors include his considerable experience in management and business development in the life sciences industry.

        Robert F. Higgins.    Mr. Higgins has been a member of our Board of Directors since 2003. Mr. Higgins co-founded Highland Capital Partners in 1988 and serves as a General Partner. Currently, he is a member of the Advisory Board of the Department of Health Care Policy at Harvard Medical School and the Advisory Board of the Harvard-MIT Division of Health Sciences & Technology. Also, Mr. Higgins is a faculty member at the Harvard Business School where he teaches courses in entrepreneurial management. He received an AB in history from Harvard College and an MBA from

Harvard Business School. We believe Mr. Higgins' qualifications to serve on the Board of Directors include his extensive venture capital and business experience in the healthcare and life sciences fields.

        Ronald A. Lowy.    Mr. Lowy has been a member of our Board of Directors since October 2007, has served as our Chief Executive Officer since December 2008 and has served as our President since February 2010. Mr. Lowy served as president and chief executive officer of Thermo/Fisher Biosciences, a division of Fisher Scientific, from 2004 to 2007. Before joining Fisher Biosciences, Mr. Lowy was president of Global Connectivity Solutions for ADC Telecommunications from April 2004 to October 2004 and as president and chief operating officer at KRONE Group from 2000 to 2004. Prior to KRONE Group, Mr. Lowy was vice president and general manager of the Automotive and Industrial Products Group of GenTek. Mr. Lowy received a BS in mechanical engineering from the University of New Hampshire and an MBA from the University of Wisconsin. We believe Mr. Lowy's qualifications to serve on the Board of Directors include his substantial business operations and strategic planning skills and experience.

        Theo Melas-Kyriazi.    Mr. Melas-Kyriazi has been a member of our Board of Directors since March 2007. Mr. Melas-Kyriazi also serves as Chief Financial Officer of Levitronix LLC, a developer of magnetically-levitated bearingless motor technology. Mr. Melas-Kyriazi serves as a director of Valeant Pharmaceuticals and Glenrose Instruments. From late 2004 to 2006, Mr. Melas-Kyriazi was self-employed, serving as a consultant and director in several public and private companies. From 1999 to 2004 Mr. Melas-Kyriazi served as Chief Financial Officer of Thermo Electron Corporation, a global technology company that manufactures and sells analytical instruments for life science research, manufacturing process control and environmental protection and safety. Mr. Melas-Kyriazi received an AB in economics from Harvard College, and an MBA from the Harvard Business School. We believe Mr. Melas-Kyriazi's qualifications to serve on the Board of Directors include his considerable experience in finance and investment banking.

Executive Officers

        Our executive officers, and their ages and positions are as follows:

Name	Age	Position(s)
Ronald A. Lowy	54	President and Chief Executive Officer
Jeffrey R. Moore	49	Senior Vice President and Chief Financial Officer
J. William Efcavitch, PhD	56	Senior Vice President and Chief Technology Officer
Marc S. Levine	51	Senior Vice President of Product Development

        Ronald A. Lowy.    See "Election of Directors".

        Jeffrey R. Moore.    Mr. Moore joined us in August 2009 and serves as our Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Moore served as managing member and founder of Fiske Pond Advisors LLC, a financial advisory services firm, since 2008. Mr. Moore served as Chief Financial Officer of Affinova, Inc., a privately-held innovation technology company, from 2004 to 2008 and Vice President of Finance at Flagship Ventures from 2000 to 2006. Prior to that, Mr. Moore was with Celera Genomics and PerSpective Biosystems, where he served as the Director of Business Analysis and Planning and Vice President of Treasury Operations, respectively.

        J. William Efcavitch, PhD.    Dr. Efcavitch joined us in October 2004 and serves as our Senior Vice President and Chief Technology Officer. Dr. Efcavitch served as our Senior Vice President of Product Research and Development from October 2004 through May 2008. Previously, he spent 23 years at Applied Biosystems, a division of Applera Corporation, most recently as Director of the Synthesis and

Arrays Business Unit which commercialized several products, including an expression array system. At Applied Biosystems, Dr. Efcavitch led the successful development and commercialization of Applied Biosystems' DNA sequencing instruments, reagents, consumables and software products, including the sequencer that became the standard used for the Human Genome Project. Dr. Efcavitch is a co-author of twelve research publications and is named as an inventor on fifteen patents. He earned his PhD in Biochemistry from Ohio University.

        Marc S. Levine.    Mr. Levine joined us in June 2008 and serves as our Senior Vice President of Product Development. Previously, Mr. Levine was Senior Vice President of Product Development with Axcelis Technologies since 2005. Prior to that, Mr. Levine was with Teradyne for over 25 years where he led efforts in Research, Product Development, TQM and Business Unit Management. Mr. Levine received his BS degree from Massachusetts Institute of Technology and Master of Science from Stanford University.

        There are no family relationships among our directors or executive officers.

Corporate Governance

        The Board currently has three standing committees: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each member of these committees is independent as defined by applicable NASDAQ and SEC rules. Each of the committees has a written charter approved by the Board and available on our website (www.helicosbio.com). Under our Corporate Governance Guidelines, committee members are appointed by the Board based on the recommendation of the Nominating and Corporate Governance Committee, except that members of the Nominating and Corporate Governance Committee are appointed by the independent members of the Board. The current members of the committees are as follows:

Director	Audit	Compensation	Nominating and Corporate Governance
Noubar B. Afeyan, PhD			X (Chair)
Elisabeth K. Allison, PhD		X
Brian G. Atwood	X
Peter Barrett, PhD	X	X
Robert F. Higgins		X (Chair)	X
Theo Melas-Kyriazi	X (Chair)

        Audit Committee.    Mr. Atwood, Mr. Barrett and Mr. Melas-Kyriazi currently serve on our Audit Committee. Mr. Melas-Kyriazi is the Chairman of our Audit Committee. The Audit Committee's responsibilities include, but are not limited to:

  •
  appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

  •
  pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

  •
  reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

  •
  coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

  •
  establishing policies and procedures for the receipt and retention of accounting related complaints and concerns; and

  •
  preparing the audit committee report required by SEC rules to be included in our annual report.

Our board of directors has determined that Mr. Melas-Kyriazi qualifies as an "audit committee financial expert" as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Global Market. The Board has determined that the composition of our Audit Committee meets the requirements for independence and financial sophistication under the current requirements of NASDAQ and SEC rules and regulations. The Audit Committee held 5 meetings in 2009. The Audit Committee report is included below.

        Compensation Committee.    Dr. Allison, Dr. Barrett and Mr. Higgins currently serve on our Compensation Committee. Mr. Higgins is the Chairman of our Compensation Committee. During 2009, the Compensation Committee relied on Dolmat-Connell & Partners, a compensation consulting firm, from time to time for advisory services regarding executive and director compensation and related matters. The Compensation Committee's responsibilities include, but are not limited to:

  •
  annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

  •
  evaluating the performance of our chief executive officer in light of such corporate goals and objectives and reviewing and approving the compensation of our chief executive officer;

  •
  reviewing and approving the compensation of our other executive officers;

  •
  overseeing and administering our compensation, welfare, benefit and pension plans and similar plans; and

  •
  reviewing and making recommendations to the board with respect to director compensation.

The Board has determined that the composition of our Compensation Committee meets the requirements for independence under the current requirements of NASDAQ and SEC rules and regulations. The Compensation Committee held 8 meetings in 2009.

        Nominating and Corporate Governance Committee.    Dr. Afeyan and Mr. Higgins currently serve on the Nominating and Corporate Governance Committee. Dr. Afeyan is the Chairman of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee's responsibilities include, but are not limited to:

  •
  developing and recommending to the board criteria for board and committee membership;

  •
  establishing procedures for identifying and evaluating director candidates including nominees recommended by stockholders;

  •
  identifying individuals qualified to become board members;

  •
  recommending to the board the persons to be nominated for election as directors and to each of the board's committees;

  •
  developing and recommending to the board a code of business conduct and ethics and a set of corporate governance guidelines; and

  •
  overseeing the evaluation of the board and management.

The Board has determined that the composition of our Nominating and Corporate Governance Committee meets the requirements for independence under the current requirements of NASDAQ. The Nominating and Corporate Governance Committee held three meetings in 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based on a review of (i) Forms 3 and 4 and amendments thereto during the year ended December 31, 2009 and (ii) Forms 5 and amendments thereto furnished with respect to the year ended December 31, 2009, each director, executive officer, and 10% stockholder complied with all Section 16(a) filing requirements.

REPORT OF THE AUDIT COMMITTEE

        The following Report of the Audit Committee does not constitute soliciting material and is not deemed to be filed with the Securities and Exchange Commission, or the SEC, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report and irrespective of any general incorporation language in such filing.

        The Audit Committee selects the Company's independent registered public accounting firm to audit financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent registered public accounting firm, reviews with management and the independent registered public accounting firm the Company's quarterly and annual results, reviews the periodic disclosures related to the Company's financial statements, considers the adequacy of the Company's internal accounting procedures, and compliance with the Sarbanes-Oxley Act of 2002.

        With respect to the fiscal year ended December 31, 2009, the Audit Committee:

  •
  Reviewed and discussed the audited financial statements with the Company's management;

  •
  Discussed with PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (Communications with Audit Committees), and SEC Rule 2-07 of Regulation S-X; and

  •
  Received the written disclosures and the letter from PricewaterhouseCoopers LLP required by applicable requirements of the Public Company Accounting Oversight Board, and has discussed with PricewaterhouseCoopers LLP its independence.

        Based on these reviews and discussions, our Audit Committee has recommended to our Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the Securities and Exchange Commission.

        Respectfully submitted by the members of the Audit Committee of the Board of Directors:

Theo Melas-Kyriazi, Chairman
Brian G. Atwood
Peter Barrett
(As currently constructed)

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

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation

        The following table sets forth certain information with respect to compensation for the year ended December 31, 2009 earned by or paid to our principal executive officer (and persons serving in that role at various points throughout the year) and our two other most highly compensated executive officers, which are referred to as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary		Stock awards(1)	Option awards(1)	All other compensation(2)		Total
Ronald A. Lowy	2009	$240,000		$682,498	$478,787	$63,529	(3)	$1,464,814
President and Chief Executive Officer	2008	$21,231	(4)	$—	$73,151	$—		$94,382
Stephen J. Lombardi(5)	2009	$375,000		$296,725	$950,998	$—		$1,622,723
Former President, Former Chief	2008	$354,096		$254,528	$879,791	$—		$1,488,415
Executive Officer and Former Chief Operating Officer	2007	$322,420		$240,169	$369,711	$—		$932,300
J. William Efcavitch, PhD	2009	$289,406		$188,446	$45,360	$68,172	(6)	$591,384
Senior Vice President and Chief	2008	$289,512		$82,167	$23,655	$78,852	(7)	$474,186
Technology Officer (Former Senior Vice President of Product Research and Development)	2007	$275,625		$—	$25,751	$175,824		$477,200

(1)
Based on the dollar amount recognized for financial statement reporting purposes in accordance with FASB accounting guidance, the assumptions we used for calculating the grant date fair values are set forth in Footnote 12 to the Consolidated Financial Statements presented in our 2008 Form 10-K, for 2008, and in Footnote 12 to the Consolidated Financial Statements presented in this annual report.

(2)
Excludes medical, disability and certain other benefits received by the named executive officers that are available generally to all of our employees and certain perquisites and other personal benefits received by the named executive officers which do not exceed $10,000 in the aggregate.

(3)
Represents commuting and related expenses in the amount of $63,520 (which includes a tax gross-up of $17,224) paid to Mr. Lowy.

(4)
Mr. Lowy joined our company in December 2008 at an annual base salary of $240,000.

(5)
Mr. Lombardi resigned from his position as the Company's President in February 2010.

(6)
Includes a housing allowance in the amount of $36,000 and commuting expenses of $32,172 (includes a tax gross-up of $7,200) paid to Dr. Efcavitch.

(7)
Includes a housing allowance in the amount of $36,000 and commuting expenses of $42,852 (includes a tax gross-up of $6,266) paid to Dr. Efcavitch.

Discussion of summary compensation

        A summary of certain material terms of our compensation plans and arrangements is set forth below.

        In February 2008, in connection with the annual review of base salaries for our executive officers, the base salary of Mr. Lombardi, who was our President and Chief Operating Officer at that time, increased from $325,000 to $341,250; the base salary of Dr. Efcavitch, who was our Senior Vice President of Product Research and Development at that time, increased from $275,625 to $289,406. This reflects an increase of 5% to the base salary of Mr. Lombardi and Dr. Efcavitch.

        In August 2008, Mr. Lombardi, who then served as the Company's President and Chief Operating Officer, was promoted to the position of Chief Executive Officer and President, and his base salary increased from $341,250 to $375,000.

        We hired Ronald A. Lowy as our Chief Executive Officer in December 2008 and established his base salary at $240,000 per year on the basis of part-time employment. In connection with Mr. Lowy's appointment, Mr. Lombardi stepped down as Chief Executive Officer and remained as President and as a member of our Board of Directors. There was no change to Mr. Lombardi's salary at that time.

        For 2009, the Compensation Committee decided not to increase the salaries of any of our executive officers as a result of our need to conserve cash and reduce expenses.

        Following Mr. Lombardi's resignation, Mr. Lowy became President and Chief Executive Officer of the Company in February 2010. There were no changes to Mr. Lowy's salary at that time.

        For 2010, the Compensation Committee decided not to increase the salaries of any of our executive officers as a result of our need to conserve cash and reduce expenses.

Other compensation

        All of our executive officers are eligible for benefits offered to employees generally, including parking or commuting passes, life, health, disability and dental insurance and our 401(k) plan. In addition, our Senior Vice President and Chief Technology Officer receives a housing allowance. Our President and Chief Executive Officer and Senior Vice President and Chief Technology Officer also receive an allowance for commuting expenses, including a tax gross-up for such amount paid to them.

        The following table sets forth certain information with respect to outstanding equity awards at December 31, 2009 with respect to the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

	Option awards
	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable					Stock awards
Name				Option exercise price		Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested(1)
Ronald A. Lowy	11,111	—		$10.75		11/20/2017	—		—
	4,166	—		$4.93		06/11/2018	—		—
	159,521	—		$1.04		01/28/2019	—		—
	79,760	—		$0.78		02/10/2019	—		—
	—	783,696		$2.72		09/24/2019	—		—
							783,696		$807,207
J. William Efcavitch	40,743	—		$0.45		11/03/2014	—		—
	41,666	2,778	(3)	$1.80	(2)	03/28/2016	—		—
	25,000	75,000		$1.04		01/28/2019	—		—
							8,334	(6)	$8,584
							37,500		$38,625
Stephen J. Lombardi	118,054	48,612	(3)	$11.07		02/22/2017	—		—
	130,208	119,792	(3)	$10.75		11/20/2017	—		—
	50,000	100,000	(3)	$4.40		08/18/2018	—		—
	43,750	131,250		$1.04		01/28/2019	—		—
	—	—		—		—	20,833	(3)	$21,458
	—	—		—		—	5,590	(4)	$5,758
	—	—		—		—	65,625		$67,594

(1)
Based upon the fair market value of $1.03 of our common stock on December 31, 2009, the last trading day of the fiscal year.

(2)
All stock options granted in 2006 were originally granted with an exercise price of $0.585 per share. However, it was subsequently determined by our Board of Directors that the fair market value for tax purposes under Internal Revenue Code Sections 409A and 83 on the dates of grant was $1.80 per share. As a result, the unvested options were re-priced upwards to $1.80 in the first quarter of 2007.

(3)
These shares vested on February 11, 2010 in connection with Mr. Lombardi's resignation.

(4)
These shares will become exercisable on the first day of each fiscal quarter at the rate of 6.25% per quarter.

(5)
These shares will become exercisable on the first day of each fiscal quarter at the rate of 16.67% per quarter.

(6)
These shares vest in four equal installments with 25% vesting on each July 1, 2009, January 1, 2010, July 1, 2010 and January 1, 2011.

2008 retention program equity incentives

        In connection with the Company's 2008 Corporate Retention Program, in the first quarter of 2009, Mr. Lombardi and Dr. Efcavitch were each granted options under the 2007 Plan to purchase 175,000 and 100,000 shares, respectively, and restricted stock in the amounts of 87,500 and 50,000 shares, respectively. Each grant vests in four equal installments with 25% vesting on each July 1, 2009, January 1, 2010, July 1, 2010 and January 1, 2011. In connection with his resignation, Mr. Lombardi's grant was accelerated such that the portion that would have been vested through August 31, 2010 was vested on his resignation date, February 11, 2010.

CEO equity awards

        In the third quarter of 2009, the Company granted Mr. Lowy options to purchase 783,696 shares, and restricted stock awards of 783,696 shares of stock under the 2007 Plan. The shares subject to the option and restricted stock award shall vest in four equal installments on January 1, 2010, April 1, 2010, July 1, 2010 and October 1, 2010.

Potential payments upon termination or change in control

Change of Control Agreements

        In connection with Mr. Lowy's appointment as Chief Executive Officer, we entered into a change in control agreement with Mr. Lowy in January 2009. Under Mr. Lowy's change in control agreement, the Company has an obligation to make payments to Mr. Lowy upon the earlier of (1) the occurrence of a termination event following a change in control or (2) 90 days following a change in control. A termination event under Mr. Lowy's change in control agreement includes, among other things, termination of Mr. Lowy's employment by the Company without cause or a termination by Mr. Lowy as a result of a reduction in his annual compensation or benefits. Mr. Lowy's change in control agreement also provides for full acceleration of any outstanding stock options or stock-based awards upon the payment date. In September 2009, we entered into an amendment to Mr. Lowy's change in control agreement. Under the amendment, the Company shall, among other things, provide that the lump sum payment to which he may be entitled thereunder be increased from $120,000 to $404,000 and, as partial consideration for this increase, eliminate Mr. Lowy's eligibility to receive post-termination health or dental benefits. In addition, this amendment limited the applicability of the vesting acceleration provisions contained in Mr. Lowy's Change in Control Agreement in respect of the equity awards granted in the third quarter of 2009 so that an additional 25% of shares of the underlying equity awards (rather than 100%) may be accelerated in connection with a change in control. All payments under Mr. Lowy's change in control agreement are subject to reduction as may be necessary to avoid certain tax consequences.

        We have entered into a change in control agreement with J. William Efcavitch. Under the change in control agreement, we will have an obligation to make payments to Dr. Efcavitch upon a termination event following a change in control. A termination event under the agreements includes, among other things, termination of Dr. Efcavitch's employment by the Company without cause or a termination by the executive as a result of a reduction in his annual compensation or benefits, a significant diminution of his responsibilities or a relocation of his primary business location more than 50 miles from each of his residences in Cambridge, Massachusetts and San Carlos, California.

        The change in control agreement with Dr. Efcavitch provides for a payment equal to (i) three-fourths of his annual base salary in effect immediately prior to the termination event, or prior to the change in control if higher, and (ii) the average annual bonus paid to him over the two fiscal years (or such shorter period to reflect actual length of service) immediately prior to the change in control. Under the change in control agreement, Dr. Efcavitch would continue to participate in such group health and dental programs for nine months in such circumstance under his change of control agreement. The change of control agreement also provides for full acceleration of any outstanding stock options or stock-based awards upon a termination event within 12 months of a change in control. All payments under the change in control agreement are subject to reduction as may be necessary to avoid certain tax consequences.

        Mr. Lombardi's change in control agreement terminated in connection with his resignation in February 2010.

        The following table outlines the post-employment payments that would be made, assuming termination following a change in control on December 31, 2009 (assuming the change in control agreements were effective at that time):

Payments and Benefits	Termination without cause or for good reason following change in control(1)(2)
Ronald A. Lowy
Severance	$404,000
Accelerated vesting of stock options	$—
Accelerated vesting of restricted stock awards	$201,802
Health benefits	$—
J. William Efcavitch
Severance	$217,055
Accelerated vesting of stock options	$—
Accelerated vesting of restricted stock awards	$47,209
Health benefits	$15,679

(1)
If the post-employment payments described in this table would result in taxes payable by the executive officer under Section 4999 of the Internal Revenue Code of 1986, as amended, then such payment will be automatically reduced in order to avoid incurring such tax liability, unless the reduced post-employment payment would be less than the post-employment payment net of the payable taxes, in which case the executive officer is entitled to receive the full amount under the agreement.

(2)
The amounts reported for accelerated vesting of stock options and restricted stock awards has been calculated by multiplying the number of unvested shares by $1.03, the fair market value of our common stock on December 31, 2009, the last trading day of the fiscal year, less the applicable per share exercise or purchase prices.

Post Termination Payments

        In connection with the resignation by Stanley N. Lapidus as Chief Executive Officer, we entered into a Severance and Consulting Services Agreement with Mr. Lapidus dated as of September 12, 2008. Under the agreement, Mr. Lapidus resigned from his employment with the Company and the Company will pay Mr. Lapidus severance pay in the aggregate amount of $183,750, payable in regular payments made in equal installments over the 18-month period beginning with the first payroll date in October 2008. In addition, during the 18 month severance period Mr. Lapidus will be eligible to participate in the Company's group medical and dental plans at his current coverage levels, provided that Mr. Lapidus makes premium contributions to the same extent as premium contributions are required for active employees with the same coverage levels. Pursuant to the agreement, Mr. Lapidus has waived any compensation to which he may be entitled under the Company's Non-Employee Director Compensation Plan for services as a director of the Company and/or Chairman of the Board during the 18 month severance period.

        The agreement also provided Mr. Lapidus' existing option to purchase 355,555 shares of common stock of the Company pursuant to the Incentive Stock Option Agreement dated March 28, 2006 vested and is fully exercisable. Pursuant to the agreement, Mr. Lapidus has agreed to refrain from exercising the Option with respect to any shares which otherwise would have become exercisable after March 31, 2009, except in the event of a change in control. The Option is exercisable through the 90th day following the expiration of the 18 month severance period.

        Under the terms of the Agreement, as part of the consideration for the payments and benefits received under the Agreement, Mr. Lapidus agreed to be available to provide business advice upon the request of the Company's Board of Directors or the Chief Executive Officer and President of the Company.

        On December 5, 2008, the Company entered into a Consultant Agreement with Mr. Lapidus under which Mr. Lapidus will provide more extensive business consulting services to the Company and will receive compensation of $7,000 per month. The Consultant Agreement terminated in May 2009.

        In connection with the resignation by Stephen J. Lombardi as President, we entered into a letter agreement effective as of February 11, 2010 (the "Resignation Date"). Under the terms of the agreement, Mr. Lombardi will receive the amount of his regular base salary at the gross annual rate of $375,000.00 that he would have earned after the Resignation Date if his employment had continued to and including August 31, 2010 (the "Severance Amount"). The Severance Amount will be paid to Mr. Lombardi in two equal installments, subject to regular deductions and withholdings. The agreement provides for the first installment to be paid on the Company's first regular payroll date after a seven-day post-Resignation Date revocation period expires and the second installment will be paid on the Company's last regular payroll date in April 2010. Mr. Lombardi will also receive continuation of his health and dental benefits at his current premium rate through December 31, 2010. In addition, the agreement provides that Mr. Lombardi's stock option and restricted stock awards that were granted on August 8, 2006, July 27, 2007 and January 28, 2009 will accelerate such that the portion of those awards that would have vested through August 31, 2010 will vest on the Resignation Date. Mr. Lombardi will have 90 days from the Resignation Date to exercise all vested stock options.

Corporate Officer Severance Plan

        In December 2008, the Compensation Committee of our Board of Directors approved an employee retention program to retain certain key executive officers in connection with our corporate realignment strategy. As part of the retention program, the Committee approved a Corporate Officer Severance Plan. Under the plan, in the event that their employment with us is terminated without cause prior to a change in control (as such terms are defined in the plan), the Company's executive officers (other than Mr. Lowy and Mr. Moore who did not receive benefits under the Plan) will be eligible to receive, upon the execution of a release of claims, executive level outplacement services and severance benefits. For Dr. Efcavitch, he shall receive 6 months of Base Pay (as defined in the Plan) and 6 months healthcare continuation benefits post termination.

Director compensation

        We do not pay any compensation for serving on our Board of Directors to our employee directors, including Ronald A. Lowy, President and Chief Executive Officer. In addition, in connection with his separation agreement, Stanley N. Lapidus, Chairman and former Chief Executive Officer did not receive any compensation for serving on our Board of Directors for 2009. We reimburse all non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or any committees thereof.

        Effective January 1, 2008, the Company adopted a revised Non-Employee Director Compensation Policy, the 2008 Policy. The 2008 Policy is designed to ensure that the compensation aligns the directors' interests with the long-term interests of the stockholders, that the structure of the compensation is simple, transparent and easy for stockholders to understand and that our directors are fairly compensated. Employee directors would not have received additional compensation for their services as directors. The revised policy reflects changes to set the retainer to more adequately compensate for director responsibilities provide and per meeting compensation for meetings outside the original schedule and differentiated compensation for in-person versus telephonic attendance. In determining the adequate compensation, the Board of Directors looked at 30 companies in the biotechnology and pharmaceutical industry with market capitalization of $150 - $400 million. The cash compensation payable to our directors is targeted to be in the 50th percentile of the cash compensation paid by these companies.

        Under the 2008 Policy, upon initial election or appointment to the Board of Directors, new non-employee directors receive a non-qualified stock option to purchase 11,111 shares of common stock at an exercise price equal to the fair market value on the date of grant that vests one year from the date of grant. Each year of a non-employee director's tenure, the director will receive a non-qualified stock option to purchase 5,555 shares of common stock at an exercise price equal to the fair market value on the date of the grant that vests one year from the date of grant.

        Under the 2008 Policy, each non-employee director is paid an annual retainer of $25,000 ($40,000 for any non-employee Chairman or, as appropriate, the Lead Independent Director) for their services. For each Board of Directors meeting that a non-employee director attends in person in excess of six meetings in a single calendar year, such non-employee director shall be paid $1,500, if attended in person, and $750, if attended via telephone.

        Committee members receive additional annual retainers in accordance with the following:

Committee	Non-employee chairman	Non-employee director
Audit Committee	$15,000	$10,000
Compensation Committee	$10,000	$7,500
Nominating and Corporate Governance Committee	$7,500	$5,000

        For each committee meeting a non-employee director attends in excess of nine meetings, for members of the Audit Committee, twelve meetings, for members of the Compensation Committee, or six meetings, for members of the Nominating and Corporate Governance Committee, such non-employee director will receive $1,000, if attended in person, and $500, if attended via telephone. These additional payments for service on a committee are due to the workload and broad-based responsibilities of the committees.

Director Summary Compensation Table

        The table below summarizes the compensation paid to non-employee Directors for the fiscal year ended December 31, 2009. Directors who are employees receive no additional compensation for Board service.

 DIRECTOR COMPENSATION(1)

Name	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	Stock Awards ($)(3)	Total ($)
Noubar B. Afeyan, PhD	$8,250	$8,601	$—	$16,851
Elisabeth K. Allison, PhD	$17,125	$14,132	$16,248	$47,505
Brian G. Atwood	$6,000	$7,544	$—	$13,544
Peter Barrett, PhD	$8,250	$8,601	$—	$16,851
Robert F. Higgins	$9,750	$8,601	$—	$18,351
Stanley N. Lapidus(4)	$—	$—	$—	$—
Theo Melas-Kyriazi	$18,250	$8,601	$19,998	$46,849

(1)
We do not maintain any non-equity incentive plans, pension plans, or non-qualified deferred compensation plans in which the directors participate. No directors received any other compensation other than what is listed above.

(2)
Total reflects fees and retainers earned.

(3)
Amount listed reflects the dollar amount recognized for financial statement reporting purposes in 2009 in accordance with FASB accounting guidance on stock option awards and thus includes amounts from awards granted in and prior to 2009. Information related to the financial reporting of stock options are presented in Footnote 12 to the Consolidated Financial Statements presented in this annual report.

(4)
Under the Severance and Consulting Services Agreement, Mr. Lapidus has waived any compensation to which he may be entitled under the Company's Non-Employee Director Compensation Plan for services as a director of the Company and/or Chairman of the Board during the 18 month severance period.

2010 Director Compensation

        Effective January 1, 2010, four members of our Board of Directors whose investment funds are part of the Company's current investors have decided to waive payment of their cash retainer and per meeting compensation for 2010 as they had done for 2009 in an effort to assist the Company in preserving cash and managing expenses. In addition, for 2010, the other non-employee members of our Board of Directors, including Stanley N. Lapidus beginning in the second quarter of 2010, may receive unrestricted stock awards under certain circumstances in lieu of receiving a cash retainer and per meeting compensation. In March 2010, the Compensation Committee evaluated the non-employee director compensation plan with the entire Board of Directors and determined that, beginning in 2010, the Company shall increase the number of stock options granted to new directors upon initial election or appointment from 11,111 shares to 30,000 shares, and increase the annual option grant for each non-employee director from 5,555 shares to 15,000 shares. In 2011, the Compensation Committee will evaluate its non-employee director compensation plan and determine whether to reinstate cash retainers and per meeting fees for future periods.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table summarizes, as of December 31, 2009, the number of options issued under our stock option plans and the number of options available for future issuance under these plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	4,761,135	$4.05	74,700
Equity compensation plans not approved by security holders	—	$—	—

Total	4,761,135	$4.05	74,700

(1)
Includes the 2003 Stock Option and Incentive Plan and the 2007 Stock Option and Incentive Plan.

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 2010: (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) by each director or nominee of the Company; (iii) by each of the officers named in the Summary Compensation Table above; and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated below, each person listed below maintains a business address in the care of Helicos BioSciences

Corporation, One Kendall Square, Building 700, Cambridge, MA 02139 and has sole voting and investment power with respect to all shares of Common Stock owned.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(1)(2)
Atlas Venture(3) 890 Winter Street, Suite 320 Waltham, Massachusetts 02451	17,201,291	20.3%
Flagship Ventures(4) c/o Flagship Ventures One Memorial Drive, 7th Floor Cambridge, Massachusetts 02142	17,542,545	20.7%
Highland Capital Partners(5) c/o Highland Capital Partners LLC 92 Hayden Avenue Lexington, Massachusetts 02421	17,201,294	20.3%
Versant Ventures(6) 3000 Sand Hill Road Building #4, Suite 210 Menlo Park, California 94025	16,348,795	19.3%
Ronald A. Lowy(7)	1,567,466	2.0%
Stanley N. Lapidus(8)	849,094	1.1%
Stephen J. Lombardi(9)	671,742	*
J. William Efcavitch, PhD(10)	293,165	*
Noubar B. Afeyan, PhD(4)	17,542,545	20.7%
Elisabeth K. Allison, PhD(11)	44,141	*
Brian G. Atwood(6)	16,348,795	19.3%
Peter Barrett, PhD(3)	17,201,291	20.3%
Robert F. Higgins(5)	17,201,294	20.3%
Theo Melas-Kyriazi(12)	51,280	*
All executive officers, directors and nominees as a group(13) (12 persons)	72,095,580	70.8%

*
Represents less than 1% of the outstanding Common Stock.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Pursuant to the rules of the SEC, the number of shares of Common Stock deemed outstanding includes shares issuable pursuant to options and warrants held by the respective person or group that may be exercised within 60 days of March 1, 2010.

(2)
Applicable percentage of ownership as of the Record Date is based upon 79,233,121 shares of Common Stock outstanding as of March 1, 2010.

(3)
With respect to information relating to Atlas Venture, the Company has relied, in part, on information supplied on their Schedule 13D filing with the SEC dated September 22, 2009, by Atlas Venture Fund V, L.P. ("Atlas V"), Atlas Venture Entrepreneurs' Fund V, L.P. ("AVE V" and together with Atlas V, the "Atlas V Funds"), Atlas Venture Fund VI, L.P. ("Atlas VI"), Atlas Venture Entrepreneurs' Fund VI, L.P. ("AVE VI"), Atlas Venture Fund VI GmbH & Co. KG ("Atlas VI GmbH" and together with Atlas VI and AVE VI, the "Atlas VI Funds"), Atlas Venture

  Associates V, L.P. ("AVA V LP"), Atlas Venture Associates V, Inc. ("AVA V Inc."), Atlas Venture Associates VI, L.P. ("AVA VI LP"), Atlas Venture Associates VI, Inc. ("AVA VI Inc."), Axel Bichara ("Bichara"), Jean-Francois Formela ("Formela") and Christopher Spray ("Spray" and together with Bichara and Formela, the "Atlas Directors"). AVA V Inc. is the sole general partner of AVA V LP. AVA V LP is the sole general partner of the Atlas V Funds. The Atlas Directors are directors of AVA V Inc. As a result, the Atlas Directors may be deemed to have beneficial ownership with respect to all shares held by AVA V Inc. AVA VI Inc. is the sole general partner of AVA VI LP. AVA VI LP is the sole general partner of Atlas VI and AVE VI and the managing limited partner of Atlas VI GmbH. The Atlas Directors are directors of AVA VI Inc. As a result, the Atlas Directors may be deemed to have beneficial ownership with respect to all shares held by AVA VI Inc. Each of the foregoing disclaims beneficial ownership of these shares except to the extent of their pecuniary interest therein. The shares represented herein include 5,333,238 shares issuable to Atlas Venture upon the exercise of warrants and 16,666 shares issuable to Dr. Barrett upon the exercise of stock options. The proceeds of any shares of common stock issued to Dr. Barrett upon exercise of stock options will be transferred to Atlas Venture Advisors, Inc. ("Atlas Advisers") and therefore Dr. Barrett disclaims any beneficial ownership of such shares, which belongs to Atlas Advisers.

(4)
With respect to information relating to Flagship Ventures, the Company has relied, in part, on information supplied on their Schedule 13D filing with the SEC dated September 22, 2009, by AGTC Advisors Fund L.P. ("AGTC"), Applied Genomic Technology Capital Fund, L.P. ("AGTC Fund" and together with AGTC, the "AGTC Funds"), Flagship Ventures Fund 2004, L.P. ("Flagship"), NewcoGen Elan LLC ("NewcoGen Elan"), NewcoGen Equity Investors LLC ("NewcoGen Equity"), NewcoGen Group, LLC ("NewcoGen Group"), NewcoGen PE LLC ("NewcoGen PE"), NewcoGen Long Reign Holdings LLC ("NewcoGen Long Reign"), and ST NewcoGen LLC ("ST NewcoGen" and together with NewcoGen Elan, NewcoGen Equity, NewcoGen Group, NewcoGen PE and NewcoGen Long Reign, the "NewcoGen Funds"). NewcoGen Group Inc. ("NewcoGen Inc.") is the manager of each of the NewcoGen Funds and the general partner of AGTC Partners, L.P., which is the general partner of each of the AGTC Funds. NewcoGen Inc. is a wholly owned subsidiary of Flagship Ventures Management, Inc. ("Flagship Inc."). Flagship Ventures General Partner LLC ("Flagship LLC") is the general partner of Flagship. Noubar B. Afeyan, PhD and Edwin M. Kania, Jr. are directors of Flagship Inc. and managers of Flagship LLC. As a result, Messrs. Afeyan and Kania may be deemed to have beneficial ownership with respect to all shares held by the NewcoGen Funds, Flagship, and the AGTC Funds. The shares represented herein include 5,333,239 shares issuable to Flagship Ventures upon the exercise of warrants and 16,666 shares issuable to Dr. Afeyan upon the exercise of stock options.

(5)
With respect to information relating to Highland Capital Partners, the Company has relied, in part, on information supplied on their Schedule 13D filing with the SEC dated September 22, 2009, by Highland Capital Partners VI Limited Partnership ("Highland Capital VI"), Highland Capital Partners VI-B Limited Partnership ("Highland Capital VI-B"), Highland Entrepreneurs' Fund VI Limited Partnership ("Highland Entrepreneurs' Fund" and together with Highland Capital VI and Highland Capital VI-B, the "Highland Investing Entities"), HEF VI Limited Partnership ("HEF VI"), Highland Management Partners VI Limited Partnership ("HMP VI"), Highland Management Partners VI, Inc. ("Highland Management"), Robert F. Higgins ("Higgins"), Paul A. Maeder ("Maeder"), Daniel J. Nova ("Nova"), Sean M. Dalton ("Dalton"), Robert J. Davis ("Davis"), Fergal J. Mullen ("Mullen"), and Corey M. Mulloy ("Mulloy" and together with Messrs. Higgins, Maeder, Nova, Dalton, Davis, and Mullen, the "Highland Managing Directors"). Highland Management is the general partner of the general partners of the Highland Investing Entities. As a result, Highland Management may be deemed to have beneficial ownership of the shares held by the Highland Investing Entities. HEF VI is the general partner of Highland

  Entrepreneurs' Fund. HMP VI is the general partner of Highland Capital VI and Highland Capital VI-B. Highland Management is the general partner of both HEF VI and HMP VI. Higgins, Maeder and Nova are senior managing directors of Highland Management and limited partners of each of HMP VI and HEF VI. Messrs. Dalton, Davis, Mullen and Mulloy are managing directors of Highland Management and limited partners of each of HMP VI and HEF VI. The Managing Directors of Highland Management have shared power over all investment decisions of Highland Management. As a result, the Managing Directors may be deemed to share beneficial ownership of the shares held by Highland Investing Entities by virtue of their status as controlling persons of Highland Management. The shares represented herein include 5,333,236 shares issuable to Highland Capital Partners upon the exercise of warrants and 16,666 shares issuable to Mr. Higgins upon the exercise of stock options.

(6)
With respect to information relating to Versant Ventures, the Company has relied, in part, on information supplied on their Schedule 13G filing with the SEC dated February 12, 2010, by Versant Ventures II, LLC ("VVII-LLC"), Versant Venture Capital II, L.P. ("VVC-II"), Versant Side Fund II, L.P. ("VSF-II"), Versant Affiliates Fund II-A, L.P. ("VAF-IIA" and together with VVII-LLC, VVC-II, VSF-II, the "Versant II Funds"), Brian G. Atwood ("Atwood"), Bradley J. Bolzon ("Bolzon"), Samuel D. Colella ("Colella"), Ross A. Jaffe ("Jaffe"), William J. Link ("Link"), Barbara N. Lubash ("Lubash"), Donald B. Milder ("Milder"), Rebecca B. Robertson ("Robertson"), Camille D. Samuels ("Samuels") and Charles M. Warden ("Warden" and together with Atwood, Bolzon, Colella, Jaffe, Link, Lubash, Milder, Robertson and Samuels, the "Versant Managing Directors"). VVII-LLC is the General Partner of VVC-II, VSF-II and VAF-IIA. The Versant Managing Directors are Managing Directors of VVII-LLC. The shares represented herein include 5,333,236 shares issuable to Versant Ventures upon the exercise of warrants and 16,666 shares issuable to Mr. Atwood upon the exercise of stock options.

(7)
Includes 646,406 shares issuable to Ronald A. Lowy upon exercise of stock options.

(8)
Includes 200,000 shares held by certain family members of Stanley N. Lapidus and 355,555 shares issuable to Mr. Lapidus upon exercise of stock options.

(9)
Includes 453,121 shares issuable to Stephen J. Lombardi upon exercise of stock options.

(10)
Includes 135,187 shares issuable to J. William Efcavitch, PhD upon exercise of stock options.

(11)
Includes 13,888 shares issuable to Elisabeth K. Allison, PhD upon exercise of stock options.

(12)
Includes 16,666 shares issuable to Theo Melas-Kyriazi upon exercise of stock options.

(13)
Includes an aggregate of 1,856,237 shares issuable upon exercise of stock options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

  Certain Relationships and Related Transactions

        In accordance with NASD listing standards, the Board conducts an appropriate review of all related party transactions required to be disclosed for potential conflicts of interest situations on an ongoing basis and, all such transactions are approved by the Audit Committee.

  Director Indemnification Agreements

        We have entered into indemnification agreements with each of our directors. These agreements require us to indemnify our directors to the fullest extent permitted by Delaware law.

  Director Independence

        As required by the listing standards of the NASDAQ Stock Market, Inc., or NASDAQ, and our Corporate Governance Guidelines, a majority of the Board is "independent" as defined by the listing standards of the NASDAQ. The Board is required to make an affirmative determination at least annually as to the independence of each director. The Board has determined that six of its members (Noubar B. Afeyan, PhD, Elisabeth K. Allison, PhD, Brian G. Atwood, Peter Barrett, PhD, Robert F. Higgins and Theo Melas-Kyriazi) are independent. As required by NASDAQ listing standards and our Corporate Governance Guidelines, the independent directors hold regularly scheduled meetings at which only independent directors are present.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        During fiscal year 2009 and fiscal year 2008, the aggregate fees billed by PricewaterhouseCoopers LLP for professional services were as follows:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees(1)	$308,000	$409,000
Audit-Related Fees(2)	19,000	29,200
Tax Fees(3)	—	—
All Other Fees(4)	1,500	1,500

Total	$328,500	$439,700

(1)
Fees for audit services include fees associated with the audits of our consolidated financial statements. Audit fees also include amounts associated with SEC registration statements and consents.

(2)
Audit-related fees for 2008 and 2009 consisted of fees for the audit of the Company's research and development program funded by the National Institutes of Health (NIH).

(3)
There were no fees billed by PricewaterhouseCoopers LLP for tax services in 2008 or 2009.

(4)
The amount listed as "All Other Fees" consists of fees for products and services other than those services reported above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

        As required by the Audit Committee charter, the Audit Committee pre-approves the engagement of PricewaterhouseCoopers LLP for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by PricewaterhouseCoopers LLP and reviews and approves the fees charged by PricewaterhouseCoopers LLP. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing audit services and other permissible non-audit services to Helicos and has concluded that the provision of such services was compatible with the maintenance of PricewaterhouseCoopers LLP's independence in the conduct of its auditing functions.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Form 10-K:

        (1)   Consolidated Financial Statements:

Page
Report of independent registered public accounting firm	63
Consolidated balance sheets as of December 31, 2008 and December 31, 2009	64
Consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) to December 31, 2009	65
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the period from May 9, 2003 (date of inception) to December 31, 2009, and the years ended December 31, 2007, 2008 and 2009	66
Consolidated statements of cash flows for the years ended December 31, 2007, 2008 and 2009, and the period from May 9, 2003 (date of inception) to December 31, 2009	71
Notes to consolidated financial statements	72

        (2)   Financial Statement Schedule: The following consolidated statement schedule is included:

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance at End of Period
Valuation reserve deducted in balance sheet from the asset to which it applies:
Inventory:
2008 Inventory Reserve	$2,576,635	$2,552,380	$(1,018,449)	$4,110,566
2009 Inventory Reserve	$4,110,566	$1,698,730	$(1,172,341)	$4,636,955

        (3)   Exhibits:

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1		Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
3.2
Amended and Restated By-laws of the Registrant (Incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
4.1		Specimen Stock Certificate (Incorporated by reference herein to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
4.2	+	Form of Warrant between the Registrant and the Lenders (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008).

Exhibit Number		Description of Document
4.3		Form of Warrant (Incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
4.4	+	Form of Warrant (Incorporated by reference herein to exhibit 4.1 to Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
4.5	+	Form of Warrant (Incorporated by reference herein to exhibit 4.1 to Form 8-K, filed with the Securities and Exchange Commission on December 18, 2009).
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

Exhibit Number		Description of Document
10.22	+	Change in Control Agreement between the Registrant and Stephen P. Hall dated April 25, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on May 1, 2008).
10.23	+
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
10.33	+
Change in Control Agreement by and between the Company and Ronald A. Lowy, dated as of January 28, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on January 30, 2009).

Exhibit Number		Description of Document
10.34	+	Form of Unrestricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2009).
10.35
Letter Agreement, dated August 6, 2009, by and between Stephen P. Hall and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).
10.36	+
Offer Letter between the Company and Jeffrey R. Moore dated August 6, 2009 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).
10.37	+
Change in Control Agreement between the Company and Jeffrey R. Moore dated August 6, 2009 (Incorporated by reference herein to Exhibit 10.3 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).
10.38
Securities Purchase Agreement, between Helicos and each of the Purchasers identified therein, dated September 15, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
10.39
Registration Rights Agreement, between Helicos and each of the Holders identified therein, dated September 15, 2009 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
10.40	+
First Amendment to Change in Control Agreement, dated as of September 28, 2009, by and between Ronald A. Lowy and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 28, 2009).
10.41
Fifth Amendment to Lease, dated as of October 8, 2009 Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on October 13, 2009).
10.42	+
First Amendment to the Company's Amended and Restated Management Incentive Bonus Plan of the Registrant dated as of September 8, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2009).
10.43	*
Form of Unrestricted Stock Award Agreement to Employees Pursuant to the Helicos BioSciences Corporation Amended and Restated Management Incentive Plan, as amended, and the Helicos BioSciences Corporation 2nd Half Fiscal 2009 Employee Incentive Bonus Plan.
21.1		Subsidiary of the Registrant (Incorporated by reference herein to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
23.1	*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

Exhibit Number		Description of Document
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certifications pursuant to 18 U.S.C. Section 1350.

*
Filed herewith

†
Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

+
Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HELICOS BIOSCIENCES CORPORATION
Dated: April 15, 2010	By:	/s/ RONALD A. LOWY
		Name:	Ronald A. Lowy
		Title:	President and Chief Executive Officer (Principal Executive Officer)
Dated: April 15, 2010	By:	/s/ JEFFREY R. MOORE
		Name:	Jeffrey R. Moore
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

        We, the undersigned officers and directors of Helicos BioSciences Corporation, hereby severally constitute and appoint Ronald A. Lowy and Jeffrey R. Moore, our true and lawful attorneys, with full power to them to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Helicos BioSciences Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ STANLEY N. LAPIDUS Stanley N. Lapidus	Chairman of the Board of Directors	April 15, 2010
By:	/s/ RONALD A. LOWY Ronald A. Lowy	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2010
By:	/s/ JEFFREY R. MOORE Jeffrey R. Moore	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2010

	Signature	Title	Date

By:	/s/ NOUBAR B. AFEYAN, PHD Noubar B. Afeyan, PhD	Director	April 15, 2010
By:	/s/ ELISABETH K. ALLISON, PHD Elisabeth K. Allison, PhD	Director	April 15, 2010
By:	/s/ BRIAN G. ATWOOD Brian G. Atwood	Director	April 15, 2010
By:	/s/ PETER BARRETT, PHD Peter Barrett, PhD	Director	April 15, 2010
By:	/s/ ROBERT F. HIGGINS Robert F. Higgins	Director	April 15, 2010
By:	/s/ THEO MELAS-KYRIAZI Theo Melas-Kyriazi	Director	April 15, 2010

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1		Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
3.2
Amended and Restated By-laws of the Registrant (Incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
4.1		Specimen Stock Certificate (Incorporated by reference herein to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
4.2	+	Form of Warrant between the Registrant and the Lenders (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008).
4.3		Form of Warrant (Incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
4.4	+	Form of Warrant (Incorporated by reference herein to exhibit 4.1 to Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
4.5	+	Form of Warrant (Incorporated by reference herein to exhibit 4.1 to Form 8-K, filed with the Securities and Exchange Commission on December 18, 2009).
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
10.33	+
Change in Control Agreement by and between the Company and Ronald A. Lowy, dated as of January 28, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on January 30, 2009).
10.34	+
Form of Unrestricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2009).
10.35
Letter Agreement, dated August 6, 2009, by and between Stephen P. Hall and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).
10.36	+
Offer Letter between the Company and Jeffrey R. Moore dated August 6, 2009 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).
10.37	+
Change in Control Agreement between the Company and Jeffrey R. Moore dated August 6, 2009 (Incorporated by reference herein to Exhibit 10.3 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).
10.38
Securities Purchase Agreement, between Helicos and each of the Purchasers identified therein, dated September 15, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
10.39
Registration Rights Agreement, between Helicos and each of the Holders identified therein, dated September 15, 2009 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
10.40	+
First Amendment to Change in Control Agreement, dated as of September 28, 2009, by and between Ronald A. Lowy and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 28, 2009).
10.41
Fifth Amendment to Lease, dated as of October 8, 2009 Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on October 13, 2009).

Exhibit Number		Description of Document
10.42	+	First Amendment to the Company's Amended and Restated Management Incentive Bonus Plan of the Registrant dated as of September 8, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2009).
10.43	*
Form of Unrestricted Stock Award Agreement to Employees Pursuant to the Helicos BioSciences Corporation Amended and Restated Management Incentive Plan, as amended, and the Helicos BioSciences Corporation 2nd Half Fiscal 2009 Employee Incentive Bonus Plan.
21.1		Subsidiary of the Registrant (Incorporated by reference herein to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
23.1	*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certifications pursuant to 18 U.S.C. Section 1350.

*
Filed herewith

†
Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

+
Indicates a management contract or any compensatory plan, contract or arrangement.