Form 10-Q
period 2010-03-31
HELICOS BIOSCIENCES CORP
filed 2010-05-17
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33484

HELICOS BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0587367 (I.R.S. Employer Identification No.)
One Kendall Square, Building 700, Cambridge, MA 02139 (617) 264-1800 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐    No: ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐    No: ☒

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of April 30, 2010, was 79,923,677 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

		Page
Part I—Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010	3
	Consolidated Statements of Operations for the three months ended March 31, 2009 and 2010 and the period from May 9, 2003 (date of inception) through March 31, 2010	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2010 and the period from May 9, 2003 (date of inception) through March 31, 2010	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
Part II—Other Information
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	32
Item 4.	Removed and Reserved	32
Item 5.	Other Information	32
Item 6.	Exhibits	32
SIGNATURES		33

Part I—Financial Information

Item 1.    Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	December 31, 2009	March 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$15,930	$11,305
Accounts receivable	848	151
Unbilled receivables	496	527
Inventory	6,827	7,867
Prepaid expenses and other current assets	424	363

Total current assets	24,525	20,213
Property and equipment, net	1,706	1,338
Restricted cash	225	225
Other assets	79	76

Total assets	$26,535	$21,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,005	$2,405
Accrued expenses and other current liabilities	3,632	2,962
Deferred revenue	5,705	6,324
Current portion of long-term debt	2,773	4,276

Total current liabilities	13,115	15,967
Long-term debt, net of current portion	2,081	—
Warrants	5,253	3,660
Other long-term liabilities	400	400

Total liabilities	20,849	20,027
Commitments and contingencies
Stockholders' equity
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2009 and March 31, 2010, respectively; no shares issued and outstanding December 31, 2009 and March 31, 2010	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2009 and March 31, 2010, respectively; 79,370,610 and 79,669,712 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	79	80
Additional paid-in capital	173,272	175,750
Deficit accumulated during the development stage	(167,665)	(174,005)

Total stockholders' equity	5,686	1,825

Total liabilities and stockholders' equity	$26,535	$21,852

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,		Period from May 9, 2003 (date of inception) through March 31, 2010
	2009	2010
Product revenue	$963	$42	$2,403
Grant revenue	239	527	2,741

Total revenue	1,202	569	5,144

Costs and expenses
Cost of product revenue	521	72	1,321
Research and development	4,093	4,046	98,662
Selling, general and administrative	2,851	4,072	64,508

Total costs and expenses	7,465	8,190	164,491

Operating loss	(6,263)	(7,621)	(159,347)
Interest income	40	12	4,146
Interest expense	(305)	(183)	(4,075)
Change in fair value of warrant liability	—	1,452	3,411

Net loss	(6,528)	(6,340)	(155,865)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	(18,140)

Net loss attributable to common stockholders	$(6,528)	$(6,340)	$(174,005)

Net loss attributable to common stockholders per share—basic and diluted	$(0.10)	$(0.08)

Weighted average number of common shares used in computation—basic and diluted	63,498,663	79,259,874

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,		Period from May 9, 2003 (date of inception) through March 31, 2010
	2009	2010
Cash flows from operating activities:
Net loss	$(6,528)	$(6,340)	$(155,865)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	687	385	8,424
Amortization of lease incentive	(37)	(4)	(474)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	1,062	2,015	16,725
Noncash interest expense related to debt and warrants	89	82	959
Noncash expense related to change in fair value of warrant liability	—	(1,452)	(3,411)
Provisions on inventory	—	—	3,276
Loss on disposal of property and equipment	—	10	36
Changes in operating assets and liabilities:
Accounts receivable	192	697	(151)
Unbilled receivable	(34)	(31)	(277)
Inventory	132	(1,040)	(11,398)
Prepaid expenses and other current assets	(103)	61	(688)
Deferred revenue	(492)	619	6,324
Accounts payable	(184)	1,400	2,405
Accrued expenses and other current liabilities	230	(413)	3,526
Other long-term liabilities	(25)	—	557

Net cash used in operating activities	(5,011)	(4,011)	(129,885)

Cash flows from investing activities:
Purchases of property and equipment	(8)	(25)	(9,539)
Decrease (increase) in restricted cash	—	—	(225)
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	—	—	34,709

Net cash used in investing activities	(8)	(25)	(9,764)

Cash flows from financing activities:
Proceeds from debt issuances	—	—	22,256
Payments on debt	(817)	(659)	(18,251)
Payments of debt issuance costs	—	—	(194)
Proceeds from initial public offering	—	—	49,011
Deferred initial public offering costs	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	66,405
Proceeds from bridge loan	—	—	350
Proceeds from issuance of common stock and common stock warrants	—	69	32,876
Proceeds from issuance of restricted common stock	1	1	339
Payments to employees for cancelled restricted common stock	—	—	(104)
Proceeds from exercise of stock options	2	—	104

Net cash (used in) provided by financing activities	(814)	(589)	150,954

Net (decrease) increase in cash and cash equivalents	(5,833)	(4,625)	11,305
Cash and cash equivalents, beginning of period	19,713	15,930	—

Cash and cash equivalents, end of period	$13,880	$11,305	$11,305

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

        The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at March 31, 2010, as defined by the Financial Accounting Standards Board ("FASB"). The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

        In the first quarter of 2010, the Company began a process of considering alternatives to the Company's existing long-term strategic focus, including a repositioning of the Company in the genetic analysis markets. The Company believes that an adjustment to its existing strategy would better position the Company to take advantage of the unique capabilities of its proprietary platform and to address the growing competition in the genetic research marketplace. Although the Company made progress during 2009 in the genetic research market as demonstrated by its growing installed base and the number of peer reviewed publications referencing its single molecule sequencing technology, the Company believes that it must consider a number of alternatives to improving shareholder value and, as a result, have embarked upon this process with a view toward repositioning Helicos' highly differentiated single molecule sequencing solution. In this regard, the Company has continued its relationship with Thomas Weisel Partners LLC (TWP), a nationally recognized investment bank, to assist the Company with its evaluation and execution of strategic alternatives and long term financing strategy. The Company has also engaged a variety of consultants in the genomic research, services and diagnostics industries to evaluate available alternatives.

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

        In connection with its repositioning strategy, on May 11, 2010, the Board of Directors of the Company approved a reduction in headcount and restructuring plan (the "Restructuring Plan") which involves the consolidation and reorganization of its operations in order to reduce operating costs. The Restructuring Plan has resulted in the elimination of approximately 40 positions during the second

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

fiscal quarter of 2010. Employees directly affected by the Restructuring Plan were notified on May 13, 2010, and have been provided with severance arrangements including outplacement assistance.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects its losses to continue for a considerable period of time as the Company reevaluates its long-term strategic focus and consider various alternatives to reposition the business, including by exploring various opportunities in the genetic analysis markets. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. As of March 31, 2010 and May 14, 2010, the Company had $11.3 million and $8.7 million, respectively, in cash and cash equivalents. The Company will, before the end of the third quarter of 2010, require significant additional capital to fund its operations. Because the Company's present capital resources are not sufficient to fund its planned operations for a twelve month period as of the date of the Annual Report on Form 10-K, for the year ended December 31, 2009, the Company's current financial resources raise substantial doubt about its ability to continue as a going concern.

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

        It is management's opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

with the consolidated financial statements for the year ended December 31, 2009 included in the Company's Form 10-K.

2. Summary of Significant Accounting Policies

        Our significant accounting policies were identified in the Company's Form 10-K for the fiscal year ended December 31, 2009.

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

        When the Company sells an instrument with specified acceptance criteria, the Company will defer revenue recognition until such acceptance has been obtained.

        The customer may also purchase a service contract. Revenue from service contracts will be recognized ratably over the service period.

Recent Accounting Pronouncements

        In October 2009, the FASB issued an amendment to the accounting guidance for revenue arrangements with multiple deliverables. This guidance provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. Although the Company is still evaluating the impact of this standard, its adoption is not expected to have a material impact on the financial position or results of operations.

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

3. Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. The components of inventory are as follows (in thousands):

	December 31, 2009	March 31, 2010
Raw materials	$372	$105
Work in process	2,462	2,193
Finished goods	3,993	5,569

Total inventory	$6,827	$7,867

4. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for both periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the three months ended March 31, 2009 and 2010, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	March 31,
	2009	2010
Stock options	3,916,068	4,462,083
Unvested restricted stock	961,836	964,686
Warrants	25,762,333	28,231,376

	30,640,237	33,658,145

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Stock-Based Compensation

        The Company recognized stock-based compensation expense on all employee and non-employee awards as follows (in thousands):

	Three months ended March 31,
	2009	2010
Selling, general and administrative	$681	$1,469
Research and development	381	546

Total	$1,062	$2,015

        During the three months ended March 31, 2009, the Company granted 1,409,521 stock options at an exercise price of $1.04 per share and 82,260 stock options at an exercise price of $0.78 per share. During the three months ended March 31, 2009, the Company granted 745,895 shares of restricted stock. During the three months ended March 31, 2010, the Company granted 8,750 stock options at an exercise price of $1.00 per share. During the three months ended March 31, 2010, the Company granted 374,866 shares of restricted stock.

        For the three months ended March 31, 2009 and 2010, the fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended March 31,
	2009	2010
Expected volatility	63.0%	91.0%
Expected life in years	6.0	6.0
Weighted average risk-free interest rate	1.7%	2.6%
Expected dividends	0.0%	0.0%

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

        The Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and March 31, 2009 are measured in accordance with FASB standards. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Fair Value Measurement (Continued)

        The following table represents the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
($ in thousands)
Money market funds	$—	$3,053	$—	$3,053
Warrant liability	—	—	3,660	3,660

	$—	$3,053	$3,660	$6,713

        The Company's cash equivalents were valued at March 31, 2010 using calculated net asset values and are therefore classified as Level 2. The Company's warrant liability was valued at March 31, 2010 using a Black-Scholes model and is therefore classified as Level 3.

        The following tables roll forward the fair value of our warrant liability, whose fair value is determined by Level 3 inputs for the 2010 period presented:

Balance at December 31, 2009	$5,253

Exercise warrants	(141)
Change in fair value	(1,452)

Balance at March 31, 2010	$3,660

        The valuation of the warrant liability is discussed further in Note 7.

        The carrying amount of the Company's debt approximates its fair value at December 31, 2009 and March 31, 2010.

7. Common Stock and Warrant Liability

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

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Common Stock and Warrant Liability (Continued)

        In connection with the September 2009 Offering, the Company issued warrants to purchase an aggregate of 2,322,509 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants have an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. In connection with the December 2009 Offering, the exercise price for the warrants issued in this transaction was subsequently reduced to $0.31 per share in accordance with the terms of the warrant. For the three month period ending March 31, 2010 the Company recorded a gain in the amount of $0.6 million for the change in the fair value of the warrant liability. During the three months ended March 31, 2010, 223,213 warrant shares from the September 2009 Offering were exercised into common stock at a exercise price of $0.31.

        In connection with the September 2009 Offering, the Company entered into a registration rights agreement (the "September 2009 Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that the Company will file a "resale" registration statement covering all of the shares of common stock and the shares of common stock issuable upon exercise of the warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, within 15 days of the closing of the September 2009 Offering. The Company currently maintains an effective registration statement relating to these shares (File No. 333-162240). Under the terms of the September 2009 Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or 1% in the event of suspensions of prospectus delivery or if, at any time after six months following the closing of the September 2009 Offering, the Company ceases to be current in its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor. The Company has not recorded an amount associated with the contingent obligation regarding the cash penalties as of March 31, 2010 as the Company believes that the contingent obligation to make future payments is not probable.

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

        In connection with the December 2009 Offering, the Company issued warrants to purchase an aggregate of 4,160,000 shares of common stock. The warrants have an exercise price of $1.44 per share and have a five and a half year term. The fair value of the warrants was estimated at $2.7 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.43%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. The Company recorded a gain in the amount of $0.9 million for the change in the fair value of the warrant liability for the three month period ending March 31, 2010.

8. Debt

        As of December 31, 2009 and March 31, 2010, the outstanding balance on a loan and security agreement was $4.9 million and $4.3 million, respectively.

        As of March 31, 2010, loan payable payments are due as follows (in thousands):

2010	$2,364
2011	2,439
Thereafter	—

Total future minimum payments	4,803
Less: amount representing interest	(923)
Less: debt discount	(587)
Add: amortization of debt discount	983

Carrying value of debt	$4,276

        As of March 31, 2010, the loan and security agreement did not require the Company to comply with any financial covenants.

        The loan and security agreement contains a subjective material adverse clause, which allows the debt holders to call the loans upon a material adverse event. Based on an updated assessment of the terms of the loan and security agreement, the entire balance due is classified in the current liabilities section in the accompanying balance sheet at March 31, 2010.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Subsequent Event

        On May 11, 2010, the Board of Directors of Helicos Corporation approved a reduction in headcount and restructuring plan (the "Restructuring Plan") which involves the consolidation and reorganization of its operations in order to reduce operating costs. The Restructuring Plan has resulted in the elimination of approximately 40 positions during the second fiscal quarter of 2010. Employees directly affected by the Restructuring Plan were notified on May 13, 2010, and have been provided with severance arrangements including outplacement assistance. These actions were approved as part of the Company's previously announced efforts to consider alternatives to its existing long-term strategic focus, including a repositioning of the Company in the genetic analysis markets. The Company estimates that the total restructuring expenses to be incurred in connection with the Restructuring Plan will be in the range of $550,000 to $650,000. Of this total, the Company estimates $550,000 relates to employee severance benefits. The Company expects that these restructuring payments will be reflected in its financial results beginning in the second fiscal quarter 2010 and continuing through the first fiscal quarter 2011. Cash outlays incurred in connection with these restructuring activities are estimated to be in the range of $550,000 to $650,000.

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

        In connection with its repositioning strategy, on May 11, 2010, the Board of Directors of the Company approved a reduction in headcount and restructuring plan (the "Restructuring Plan") which involves the consolidation and reorganization of its operations in order to reduce operating costs. The Restructuring Plan has resulted in the elimination of approximately 40 positions during the second fiscal quarter of 2010. Employees directly affected by the Restructuring Plan were notified on May 13, 2010, and have been provided with severance arrangements including outplacement assistance. The annual savings are estimated to be approximately $6.8 million as a result of the Restructuring Plan.

        Through March 31, 2010, we have received cumulative sales orders for ten Helicos Systems. In addition, we have one system installed at The Broad Institute, Inc. on a no cost basis, and have three systems at leading academic institutions for scientific and commercial evaluation. During 2009, we recognized revenue on two of the ten sales orders. We have not recognized revenue on system sales during the three month period ended March 31, 2010. We have shipped seven units that have not met our revenue recognition requirements.

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

        Since inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time as we reevaluate our long-term strategic focus and consider various alternatives to reposition our business, by exploring various opportunities including the use of our technology for diagnostic applications in the genetic analysis market. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. As of March 31, 2010 and May 14, 2010, we had $11.3 million and $8.7 million, respectively, in cash and cash equivalents. We will, before the end of the third quarter of 2010, require significant additional capital to fund our operations. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of our Annual Report on Form 10-K for the year ended December 31, 2009, our current financial resources raise substantial doubt about our ability to continue as a going concern. A result of our failure to raise capital as and when needed would have a material negative impact on our financial condition and would have a material adverse impact on the viability of our company to continue as a going concern.

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

Financial Overview

Product revenue

        Product revenue for the three months ended March 31, 2009 consists of $829,000 in revenue from the sale of systems and an additional $134,000 of revenue recognized from the sale of proprietary reagents to customers. Product revenue for the three months ended March 31, 2010 primarily consists of $42,000 of revenue recognized from the sale of proprietary reagents to customers.

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute ("NHGRI"), a branch of the National Institutes of Health ("NIH"), pursuant to which were eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. In connection with this award we recognized $239,000 in revenue during the three months ended March 31, 2009. We have fully expended all available funds under this grant as of December 31, 2009.

        In September 2009, we were awarded another grant from the NHGRI, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.9 million through August 2011. The two year grant is part of the Sequencing Technology Development Program representing one of NHGRI's signature projects for the American Recovery and Reinvestment Act's effort to jumpstart the economy and create or save millions of jobs. This project, a part of NIH's "Grand Opportunities" program, is designed to support large-scale, high impact research projects that are expected to accelerate critical scientific breakthroughs and enable growth and investment in biomedical research and development. In connection with this award we recognized $490,000 in revenue for the three months ended March 31, 2010.

        In April 2010, we were awarded another grant from the NHGRI, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $1.6 million through February 2013. The three year grant is part of the True Direct Single Molecule RNA Sequencing Program representing one of NHGRI's signature projects for the American Recovery and Reinvestment Act's effort to jumpstart the economy and create or save millions of jobs. This project, a part of NIH's "Grand Opportunities" program, is designed to support large-scale, high impact research projects that are expected to accelerate critical scientific breakthroughs and enable growth and investment in biomedical research and development. In connection with this award we recognized $37,000 in revenue for the three months ended March 31, 2010.

Cost of product revenue

        Cost of product revenue for the three months ended March 31, 2010 consists of costs associated with the sale of proprietary reagents.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation. During the three months ended March 31, 2010 and 2009, research and development expenses also included labor and overhead costs associated with the under-utilization of the manufacturing facility.

        Substantially all research and development expenses since our inception have been in connection with the launch of the initial version of the Helicos® Genetic Analysis System and we believe that we have incurred the substantial majority of the development costs associated with the commercial launch of the first generation of the Helicos System through December 2007. However, additional costs were incurred during 2008, 2009 and the first quarter of 2010 to both maintain and enhance the initial version of the Helicos System in addition to development of new and different genetic analysis assays which will extend the capability of the initial version.

        Research and development expenses for the three months ended March 31, 2009 and 2010 were $4.1 million and $4.0 million, respectively. In addition to our ongoing research and development efforts, we have incurred start-up manufacturing costs related to the assembly, testing and performance validation of the Helicos System. These costs were accounted for as research and development expenses in our pre-commercialization phase as we prepared to ship the first Helicos System, which occurred on March 5, 2008. We reached technological feasibility of the Helicos System in December 2007 and, as a result, we began to record the cost of the Helicos System in inventory.

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

        Selling, general and administrative expenses for the three months ended March 31, 2009 and 2010 were $2.9 million and $4.1 million, respectively.

Overview of Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2010

        Product revenue.    We recognized $963,000 and $42,000 of product revenue during the three months ended March 31, 2009 and 2010, respectively. Product revenue recognized during the three months ended March 31, 2009 consists of $829,000 of revenue from the sale of an instrument that was shipped in 2008, as well as $134,000 of revenue from the sale of proprietary reagents to customers. Product revenue recognized during the three months ended March 31, 2010 consists of $42,000 of revenue from the sale of proprietary reagents to customers.

        Grant revenue.    We recognized $239,000 and $527,000 of grant revenue during the three months ended March 31, 2009 and 2010, respectively. Grant revenue recognized during the three months ended March 31, 2009 and 2010 related to the reimbursement of expenses in connection with our government research grants.

        Cost of product revenue.    We recorded $521,000 and $72,000 as cost of product revenue during the three months ended March 31, 2009 and 2010, respectively. Cost of product revenue consists of costs associated with the sale and placement of instruments and sale of proprietary reagents.

        Research and development expenses.    Research and development expenses during the three months ended March 31, 2009 and 2010 were as follows:

	Three months ended March 31,
	2009	2010	Change
($ in thousands)
Research and development	$4,093	$4,046	$(47)	-1%

        Research and development expenses decreased by $47,000 from the three months ended March 31, 2009 to the three months ended March 31, 2010. The majority of the decrease was due to a $0.2 million decrease in occupancy cost, offset by an increase of $0.2 million in stock based compensation expense.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the three months ended March 31, 2009 and 2010 were as follows:

	Three months ended March 31,
	2009	2010	Change
($ in thousands)
Selling, general and administrative	$2,851	$4,072	$1,221	43%

        Selling, general and administrative expenses increased by $1.2 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. The largest contributors to this increase was a $0.3 million increase in our salary and benefit expenses and a $0.8 million increase in stock compensation expense. These increases are due to the issuance of restricted stock and the associated employment tax expense in the three month period ending March 31, 2010.

        Interest income.    Interest income for the three months ended March 31, 2009 and 2010 was as follows:

	Three months ended March 31,
	2009	2010	Change
($ in thousands)
Interest income	$40	$12	$(28)	-70%

        The decrease in interest income from the three months ended March 31, 2009 compared to the three months ended March 31, 2010 was due primarily to decreased cash balances during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

        Interest expense.    Interest expense for the three months ended March 31, 2009 and 2010 was as follows:

	Three months ended March 31,
	2009	2010	Change
($ in thousands)
Interest expense	$305	$183	$(122)	-40%

        The decrease in interest expense from the three months ended March 31, 2009 compared to the three months ended March 31, 2010 is attributable to the year over year decrease in our long-term debt obligations.

        Change in fair value of warrant liability.    Change in fair value of warrant liability for the three months ended March 31, 2009 and 2010 was as follows:

	Three months ended March 31,
	2009	2010	Change
($ in thousands)
Change in fair value of warrant liability	$—	$1,452	$1,452	100%

        In connection with the September and December 2009 equity offerings, we issued warrants to purchase an aggregate of 6,482,509 shares of common stock. The fair value of the warrants is recorded in the liability section of the balance sheet and at March 31, 2010 was estimated at $3.7 million. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. For the three month period ended March 31, 2010, we realized a gain of $1.5 million due to the change in the fair value of the warrant liability. This gain is principally a result of the decrease of our stock price between December 31, 2009 and March 31, 2010. Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock. During the three months ended March 31, 2010, 223,213 warrant shares from the September 2009 equity offering were exercised into common stock at a exercise price of $0.31.

Liquidity and Capital Resources

        We have incurred losses since our inception in May 2003 and, as of March 31, 2010 we have an accumulated deficit of $174.1 million. We have financed our operations to date principally through the sale of common stock and preferred stock, including our IPO, two private placements of common stock and warrants, an underwritten offering of common stock and warrants, debt financing and interest earned on investments. Through March 31, 2010, we have received net proceeds of $80.3 million through the issuance of common stock, including our IPO, private placements and an underwritten offering of common stock and warrants, $66.8 million from the issuance of preferred stock, $2.5 million in debt financing from a lender to finance equipment purchases, and $19.6 million in debt financing from a lender for working capital, capital expenditures and general corporate purposes. Working capital as of December 31, 2009 was $11.4 million, consisting of $24.5 million in current assets and $13.1 million in current liabilities. Working capital as of March 31, 2010 was $4.2 million, consisting of $20.2 million in current assets and $16.0 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net decrease in cash and cash equivalents for the three months ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010
($ in thousands)
Net cash used in:
Operating activities	$(5,011)	$(4,011)
Investing activities	(8)	(25)
Financing activities	(814)	(589)

Net decrease in cash and cash equivalents	$(5,833)	$(4,625)

        Net cash used in operating activities was $5.0 million for the three months ended March 31, 2009 compared to $4.0 million for the three months ended March 31, 2010. The $1.0 million decrease was primarily due to a decrease in the net loss of $0.2 million, an increase in the change of accounts receivables of $0.5 million, an increase in prepaid and other current assets of $0.2 million, an increase in deferred revenue of $1.1 million, an increase in the change in accounts payable of $1.6 million, and a increase in non-cash stock-based compensation expense of $1.0 million, offset by an increase in inventory of $1.2 million, a decrease in the change in accrued expenses and other current liabilities of $0.6 million, and a decrease in non-cash expenses related to the fair value of the warrant liability of $1.5 million and a decrease in depreciation and amortization expense of $0.3 million.

        Net cash used in investing activities was $8,000 for the three months ended March 31, 2009 compared to $25,000 for the three months ended March 31, 2010.

        Net cash used in financing activities was $814,000 for the three months ended March 31, 2009 compared to $589,000 for the three months ended March 31, 2010. The $225,000 decrease was primarily due to a $158,000 decrease in debt payments and $69,000 in proceeds from the conversion of warrant shares into common stock.

Operating capital and capital expenditure requirements

        As of March 31, 2010 and May 14, 2010, we had $11.3 million and $8.7 million, respectively, in cash and cash equivalents. We will, before the end of the third quarter of 2010, require significant additional capital to fund our operations. Since our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of our Annual Report on Form 10-K, our current financial resources raise substantial doubt about our ability to continue as a going concern. We may raise the funds we require to continue our operations through public or private sales of equity, from borrowings or from strategic partners. Our future capital requirements will depend on many factors, including the precise nature of our strategic repositioning. Failure to satisfy our capital requirements or any such delay would have a negative impact on our ability to continue as a going concern.

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

        Through March 31, 2010, we have received cumulative sales orders for ten Helicos Systems. In addition, we have one system installed at The Broad Institute, Inc. on a no cost basis, and have three systems at leading academic institutions for scientific and commercial evaluation. During 2009, we have recognized revenue on two of the ten sales orders. For the three month period ended March 31, 2010, no revenue on system sales was recognized.

        In the first quarter of 2010, we began a process of considering alternatives to our existing long-term strategic focus, including a repositioning of the company in the genetic analysis markets. We believe that an adjustment to our existing strategy would better position us to take advantage of the unique capabilities of our proprietary platform and to address the growing competition in the genetic research marketplace. Although we made progress during 2009 in the genetic research market as demonstrated by our growing installed base and the number of peer reviewed publications referencing our single molecule sequencing technology, we believe that Helicos must consider a number of alternatives to improving shareholder value and, as a result, have embarked upon this process with a view toward repositioning Helicos' highly differentiated single molecule sequencing solution. In this regard, we have continued our relationship with Thomas Weisel Partners LLC (TWP), a nationally recognized investment bank, to assist us with its evaluation and execution of strategic alternatives and long term financing strategy. We have also engaged a variety of consultants in the genomic research, services and diagnostics industries to evaluate available alternatives.

        To date, we have not achieved profitability. We expect our losses to continue for a considerable period of time as we reevaluate our long-term strategic focus and consider various alternatives to reposition our business, including by exploring various opportunities including the use of our technology for diagnostic applications in the genetic analysis market. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Future revenues if any, from sales of our instruments, proprietary reagents and disposable supplies will depend on individual customer agreements, timing of the installation and turnover to customer, customers' use of the system and our ability to maintain our proprietary position on the reagents and disposable supplies. Because we have limited experience in the commercialization of our Helicos System and are reevaluating our long-term strategic focus, we cannot predict the percentage of our revenues that we will derive from sales of proprietary reagents and disposable supplies. We have shipped seven units that have not met our revenue recognition criteria.

        The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from any adjustments to our existing long-term strategy. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Form 10-Q, substantial doubt about our ability to continue as a going concern exists without successfully raising funds as described above. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations, and the costs associated with our repositioning strategy as we reevaluate our long-term strategic focus are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended December 31, 2009. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

        Working capital as of December 31, 2009 was $11.4 million, consisting of $24.5 million in current assets and $13.1 million in current liabilities. Working capital as of March 31, 2010 was $4.2 million, consisting of $20.2 million in current assets and $16.0 million in current liabilities.

License agreements and patents

        We have fixed annual costs associated with license agreements into which we have entered. In addition, we may have to make contingent payments in the future upon realization of certain milestones or royalties payable under these agreements.

Contractual obligations

        A summary of our contractual obligations is included in our Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes to our contractual obligations previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provided that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The advance period ended on December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments were required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. Borrowings on the credit facility in aggregate were $2.5 million at a weighted-average interest rate of 10.1% through March 31, 2010. As of December 31, 2009 and March 31, 2010, there was no outstanding balance on the credit facility.

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

        The loan and security agreement contains a subjective material adverse clause, which allows the debt holders to call the loans upon a material adverse event. Based on an updated assessment of the terms of the loan and security agreement, the entire balance due is classified in the current liabilities section in the accompanying balance sheet at March 31, 2010.

        As of December 31, 2009 and March 31, 2010, the outstanding balance on the loan agreement was $4.9 million and $4.3 million, respectively.

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

        In connection with the December 2008 Offering, we entered into a registration rights agreement (the "2008 Registration Rights Agreement") with each of the investors. The 2008 Registration Rights Agreement provides that we file a "resale" registration statement covering all of the shares of common stock and the shares of common stock issuable upon exercise of the warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, within 30 days of the closing of the December 2008 Offering. We currently maintain an effective registration statement relating to a portion of these shares (File No. 333-156885). Under the terms of the 2008 Registration Rights Agreement, we are obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or suspensions of prospectus delivery or if, at any time after six months following the closing of the December 2008 Offering, we cease to be current in our periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor.

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

        In connection with the September 2009 Offering, we issued warrants to purchase an aggregate of 2,322,509 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants have an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. In connection with the December 2009 Offering, the exercise price for the warrants issued in this transaction was subsequently reduced to $0.31 per share in accordance with the terms of the warrant. For the three month period ending March 31, 2010 we recorded a gain in the amount of $0.6 million for the change in the fair value of the warrant liability. During the three months ended March 31, 2010, 223,213 warrant shares from the September 2009 Offering were exercised into common stock at a exercise price of $0.31.

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

Underwritten Offering (December 2009)

        In December 2009, we entered into an Underwriting Agreement (the "Underwriting Agreement") with Thomas Weisel Partners LLC (TWP) (the "Underwriter"), pursuant to which we agreed to sell to the Underwriter 6,400,000 shares of common stock and warrants to purchase up to 4,160,000 shares of common stock sold in units, at a price of $1.00 per unit ("December 2009 Offering"). Each unit consists of one share of common stock and a warrant to buy 0.65 of a share of common stock. The Warrants will be exercisable for a period of five years, beginning six months after issuance, at an exercise price of $1.4385 per share. We received approximately $6.4 million in gross proceeds from the December 2009 Offering. We paid $718,000 in underwriting discounts, commissions and offering expenses and expect to use the remaining net proceeds of $5.6 million for general corporate purposes, which include ongoing research and development activities, funding marketing initiatives and funding manufacturing expenses associated with the commercial version of our Helicos System. The closing of the transaction occurred on December 21, 2009.

        In connection with the December 2009 Offering, we issued warrants to purchase an aggregate of 4,160,000 shares of common stock. The warrants have an exercise price of $1.44 per share and have a five and a half year term. The fair value of the warrants was estimated at $2.7 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.43%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. We recorded a gain in the amount of $0.9 million for the change in the fair value of the warrant liability for the three month period ending March 31, 2010.

Off-balance sheet arrangements

        During the three months ended March 31, 2009 and 2010, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        In our Form 10-K for the fiscal year ended December 31, 2009, our critical accounting policies and estimates upon which our financial status depends were identified as those relating to inventory; revenue recognition; impairment of long-lived assets; allowance for doubtful accounts; stock-based compensation; and fair value of financial instruments. We reviewed our policies and determined that those policies remain our critical accounting policies for the three months ended March 31, 2010. We did not make any changes in those policies during the three months ended March 31, 2010.

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

Item 4.    Controls and Procedures

        Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2010. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

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

Item 1A.    Risk Factors

        The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company's future results to differ materially from those projected in any forward-looking statements. These factors were disclosed, but are not limited to, the items in the Company's most recent Annual Report on Form 10-K, Part I, Item 1A. Other than the additional risk factor set forth below, there have been no material changes to the risk factors previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Following our reduction in force in May 2010 which resulted in the elimination of approximately one-half of the Company's headcount, we may not be able to retain our remaining employees while we explore various alternatives to the Company's long-term strategic focus. As a result, we may be unable to achieve our goals, in which case, our business, financial conditions, results of operations and prospects will be materially adversely affected and we may have to cease operations.

        In connection with our efforts to consider alternatives to our long-term strategic focus, in May 2010, we committed to a reduction in headcount and restructuring plan (the "Restructuring Plan") which involved the consolidation and reorganization of our operations in order to reduce operating costs. The Restructuring Plan involved a reduction in headcount of approximately 40 employees or one-half of the organization. As a result, while we reevaluate our long-term strategic focus and consider various alternatives to reposition our business, we will rely heavily on our ability to retain our remaining employees. The loss of the service of any number of our remaining employees may significantly delay or prevent our ability to implement a long-term strategy and other business objectives. For example, because of the complex and technical nature of our Helicos System, any failure to retain a sufficient number of our remaining, qualified employees could materially harm our ability to maintain our existing know-how and proprietary technology which would severely limit any ability to purse our long-term strategic direction.

        Given the magnitude of our May 2010 reduction in force and the potential uncertainty about our strategic focus and long-term roles within our organization, the morale of our remaining employees may be lowered, key employees may be distracted and our business may experience a loss of continuity while we continue to evaluate and implement our long-term strategic plan. Each of our remaining employees could terminate his or her relationship with us at any time. These persons' expertise would be difficult to replace and the failure to do so could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise be successful in retaining our remaining personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations. Our inability to retain existing personnel during this period of uncertainty or our inability to attract new personnel that fit within a new strategic focus once it is identified, would prevent our exploiting fully any new business alternative and thereby cause a material adverse effect on our business, financial condition, results of operations and prospects.

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

        The proceeds remaining after paying the costs noted above are invested in interest bearing bank accounts. During early 2009, we used the remaining proceeds from our initial public offering for general corporate purposes which include ongoing research and development activities, funding the additional recruitment of our specialized sales, marketing and services force and marketing initiatives and funding manufacturing expenses associated with the commercial version of our Helicos System. Our management has broad discretion as to the use of the net proceeds. As required by applicable Securities and Exchange Commission ("SEC") regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

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

Issuer Purchases of Equity Securities

        During the first quarter of 2010, we purchased 269,046 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about these purchases of restricted shares for the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2010	128,340	$1.05
February 1 to 28, 2010	7,452	1.02
March 1 to 31, 2010	133,254	0.79

Total	269,046

        Upon the termination of employees during the quarter ended March 31, 2010, 29,931 unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the three months ended March 31, 2010:

Period	Total Number of Shares Forfeited	Average Price Per Share ($)
January 1 to 31, 2010	25,070	$1.10
February 1 to 28, 2010	4,861	1.02
March 1 to 31, 2010	—	—

Total	29,931

Item 3.    Defaults upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

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

HELICOS BIOSCIENCES CORPORATION
Dated: May 17, 2010	By:	/s/ RONALD A. LOWY
	Name:	Ronald A. Lowy
	Title:	President and Chief Executive Officer (Principal Executive Officer)
Dated: May 17, 2010	By:	/s/ JEFFREY R. MOORE
	Name:	Jeffrey R. Moore
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1	*	Letter Agreement, dated February 11, 2010, by and between Stephen J. Lombardi and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on February 12, 2010).
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications pursuant to 18 U.S.C. Section 1350

*
Previously filed.