Form 10-Q
period 2010-06-30
HELICOS BIOSCIENCES CORP
filed 2010-08-16
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of July 31, 2010, was 79,903,400 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

		Page
Part I—Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2010 and the cumulative period from May 9, 2003 (date of inception) through June 30, 2010	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2010 and the cumulative period from May 9, 2003 (date of inception) through June 30, 2010	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
Part II—Other Information
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	48
Item 3.	Defaults upon Senior Securities	50
Item 4.	Removed and Reserved	51
Item 5.	Other Information	51
Item 6.	Exhibits	51
SIGNATURES		52

Part I—Financial Information

Item 1.    Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	December 31, 2009	June 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$15,930	$6,169
Accounts receivable	848	380
Unbilled receivables	496	377
Inventory	6,827	6,157
Prepaid expenses and other current assets	424	479

Total current assets	24,525	13,562
Property and equipment, net	1,706	2,351
Restricted cash	225	225
Other assets	79	72

Total assets	$26,535	$16,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,005	$1,057
Accrued expenses and other current liabilities	3,632	2,995
Deferred revenue	5,705	7,220
Current portion of long-term debt	2,773	3,650

Total current liabilities	13,115	14,922
Long-term debt, net of current portion	2,081	—
Warrants	5,253	1,668
Other long-term liabilities	400	400

Total liabilities	20,849	16,990
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2009 and June 30, 2010, respectively; no shares issued and outstanding December 31, 2009 and June 30, 2010	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2009 and June 30, 2010, respectively; 79,370,610 and 80,008,098 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	79	80
Additional paid-in capital	173,272	177,859
Deficit accumulated during the development stage	(167,665)	(178,719)

Total stockholders' equity (deficit)	5,686	(780)

Total liabilities and stockholders' equity (deficit)	$26,535	$16,210

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 9, 2003 (date of inception) through June 30, 2010
	2009	2010	2009	2010
Product revenue	$158	$85	$1,121	$127	$2,488
Grant revenue	213	576	452	1,103	3,317

Total revenue	371	661	1,573	1,230	5,805

Costs and expenses
Cost of product revenue	124	104	645	176	1,425
Research and development	3,539	4,216	7,632	8,262	102,878
Selling, general and administrative	2,732	2,693	5,583	6,765	67,201

Total costs and expenses	6,395	7,013	13,860	15,203	171,504

Operating loss	(6,024)	(6,352)	(12,287)	(13,973)	(165,699)
Interest income	22	4	62	16	4,150
Interest expense	(275)	(162)	(580)	(345)	(4,237)
Change in fair value of warrant liability	—	1,796	—	3,248	5,207

Net loss	(6,277)	(4,714)	(12,805)	(11,054)	(160,579)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	—	—	(18,140)

Net loss attributable to common stockholders	$(6,277)	$(4,714)	$(12,805)	$(11,054)	$(178,719)

Net loss attributable to common stockholders per share—basic and diluted	$(0.10)	$(0.06)	$(0.20)	$(0.14)

Weighted average number of common shares used in computation—basic and diluted	63,561,410	79,859,226	63,530,036	79,561,205

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Period from May 9, 2003 (date of inception) through June 30, 2010
	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(12,805)	$(11,054)	$(160,579)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,339	686	8,725
Amortization of lease incentive	(74)	(4)	(474)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	2,195	3,549	18,259
Noncash interest expense related to debt and warrants	175	139	1,016
Noncash gain related to change in fair value of warrant liability	—	(3,248)	(5,207)
Provisions on inventory	—	—	3,276
Loss on disposal of property and equipment	—	10	36
Changes in operating assets and liabilities:
Accounts receivable	124	468	(380)
Unbilled receivable	(8)	119	(127)
Inventory	(263)	(1,306)	(11,664)
Prepaid expenses and other current assets	(192)	(55)	(804)
Deferred revenue	(123)	1,515	7,220
Accounts payable	419	52	1,057
Accrued expenses and other current liabilities	(386)	590	4,529
Other long-term liabilities	(31)	—	557

Net cash used in operating activities	(9,630)	(8,539)	(134,413)

Cash flows from investing activities:
Purchases of property and equipment	(8)	(37)	(9,551)
Increase in restricted cash	—	—	(225)
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	—	—	34,709

Net cash used in investing activities	(8)	(37)	(9,776)

Cash flows from financing activities:
Proceeds from debt issuances	—	—	22,256
Payments on debt	(1,694)	(1,343)	(18,935)
Payments of debt issuance costs	—	—	(194)
Proceeds from initial public offering	—	—	49,011
Deferred initial public offering costs	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	66,405
Proceeds from bridge loan	—	—	350
Proceeds from issuance of common stock and common stock warrants	—	158	32,965
Proceeds from issuance of restricted common stock	1	—	338
Payments to employees for cancelled restricted common stock	—	—	(104)
Proceeds from exercise of stock options	2	—	104

Net cash (used in) provided by financing activities	(1,691)	(1,185)	150,358

Net (decrease) increase in cash and cash equivalents	(11,329)	(9,761)	6,169
Cash and cash equivalents, beginning of period	19,713	15,930	—

Cash and cash equivalents, end of period	$8,384	$6,169	$6,169

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

        Helicos BioSciences Corporation ("Helicos" or the "Company") is a life sciences company focused on innovative genetic analysis technologies for the development and marketing of molecular diagnostic tests. Helicos has developed a proprietary technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. Helicos is a Delaware corporation and was incorporated on May 9, 2003.

        The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at June 30, 2010, as defined by the Financial Accounting Standards Board ("FASB"). The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

        In the first quarter of 2010, the Company began a process of considering alternatives to the Company's existing long-term strategic focus, including a repositioning of the Company in the genetic analysis markets. The Company engaged a variety of consultants in the genomic research, services and diagnostics industries to evaluate available alternatives. As a result of this evaluation, on May 17, 2010, the Company announced it was in the process of implementing a strategic shift to focus the business on the molecular diagnostics markets and, on June 25, 2010, the Company announced that it had launched its diagnostics business.

        In connection with its repositioning strategy, the Board of Directors of the Company approved a reduction in headcount and restructuring plan (the "Restructuring Plan") which involved the consolidation and reorganization of its operations in order to reduce operating costs. The Restructuring Plan was approved on May 11, 2010 and resulted in the elimination of approximately 40 positions during the second fiscal quarter of 2010. Employees directly affected by the Restructuring Plan were notified on May 13, 2010, and have been provided with severance arrangements including outplacement assistance.

        The Company believes that its transition to the diagnostic markets will better position the Company to take advantage of the unique capabilities of its proprietary platform and to address the growing competition in the genetic research marketplace. Although the Company made progress during 2009 in the genetic research market as demonstrated by its growing installed base and the number of peer reviewed publications referencing its single molecule sequencing technology, the Company considered alternatives to improving shareholder value which culminated in the decision to direct Helicos' highly differentiated single molecule sequencing solution into the diagnostics markets.

        In this regard, the Company believes that Helicos' proprietary technology is uniquely suited for applications in molecular diagnostics. The Company believes that diagnostics applications may benefit from the specific features of the Helicos System, including the platform's ability to sequence non-amplified natural DNA and RNA directly, quantitative accuracy, high throughput, ability to use small sample quantities in simple and cost effective preparation methods, as well as lack of biases typically seen with sample amplification.

        In furtherance of its new strategic plan, the Company began a process of validating molecular diagnostic tests that utilize its HeliScope® Single Molecule Sequencer. Initially, Helicos is developing a diagnostic test that is designed to identify gene mutations indicative of a woman's increased lifetime risk of developing hereditary breast and/or ovarian cancer. This test is currently scheduled to launch during the second quarter of 2011. The Company is also developing additional diagnostic tests in

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

well-established markets and plans over the long term to use its core technology's quantitative capabilities to explore developing diagnostic tests based upon the detection and quantification of foreign DNA/RNA circulating in the bloodstream, such as a non-invasive prenatal diagnostic test. The HeliScope Sequencer's ability to sequence single molecules of natural, unamplified DNA or RNA simplifies the diagnostic testing workflow obviating the need for the amplification steps utilized by most genetic analysis methods. This ability to eliminate amplification steps has several advantages including the simplicity of the laboratory workflow and the potential for Helicos to sell its diagnostic tests for substantially less than the price of existing, comparable diagnostic tests. The Company has begun development of its own genetic testing laboratory for which it expects to seek certification under the Clinical Laboratory Improvement Amendments of 1988 (CLIA).

        The Company's transition to the diagnostics markets is ongoing. There can be no assurance, however, that the Company will be successful in entering the diagnostics markets or that any strategic or financing transaction it undertakes to implement its change in strategy will ultimately be completed or, if one is undertaken, there can be no assurance regarding its terms, timing or sources of funding. Although the Company has shifted a significant portion of its limited resources towards the development of its diagnostics strategy and related technology, applications and commercialization plans, the Company plans to continue to support its current installed base with collaborative activities, reagent supply and service support, as well as stabilizing system performance, which has varied at some customer and placement sites.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects its losses to continue for a considerable period of time as the Company focuses its efforts on entering the diagnostic markets. These losses, among other things, have had and will continue to have an adverse effect on the Company's working capital, total assets and stockholders' equity. As of June 30, 2010 and August 11, 2010, the Company had $6.2 million and $3.7 million, respectively, in cash and cash equivalents. The Company will, before the end of the third quarter of 2010, require significant additional capital to continue its operations. In this regard, the Company is actively pursuing various financing strategies and plans to seek to raise the funds it requires to continue its operations and finance its new strategic plan through public or private sales of equity, from borrowings or from strategic partners. During the second quarter of 2010, the Company terminated its relationship with investment bank Thomas Weisel Partners LLC (now known as Stifel Financial following Stifel Financial's merger with TWP), which previously had assisted the Company with its evaluation of strategic alternatives and a long term financing strategy. Because the Company's present capital resources are not sufficient to fund its planned operations for a twelve month period as of the date of the Annual Report on Form 10-K for the year ended December 31, 2009, the Company's current financial resources raise substantial doubt about its ability to continue as a going concern.

        The Company's future capital requirements will depend on many factors, and the Company may require additional capital beyond its currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to the Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict its ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce its economic potential from any adjustments to its existing

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

long-term strategy. If the Company is unable to execute its operations according to its plans or to obtain additional financing, the Company may be forced to cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should the Company be unable to continue as a going concern.

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

        It is management's opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 included in the Company's Form 10-K.

2. Summary of Significant Accounting Policies

        The Company's significant accounting policies were identified in its Form 10-K for the fiscal year ended December 31, 2009.

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

3. Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. The components of inventory are as follows (in thousands):

	December 31, 2009	June 30, 2010
Raw materials	$372	$105
Work in process	2,462	2,081
Finished goods	3,993	3,971

Total inventory	$6,827	$6,157

4. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Net Loss per Share (Continued)

the computation of diluted net loss per share for both periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the three and six months ended June 30, 2009 and 2010, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	June 30,
	2009	2010
Stock options	3,994,197	3,556,679
Unvested restricted stock	1,026,135	680,756
Warrants	25,762,333	27,952,358

	30,782,665	32,189,793

5. Stock-Based Compensation

        The Company recognized stock-based compensation expense on all employee and non-employee awards as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Selling, general and administrative	$721	$1,149	$1,402	$2,618
Research and development	412	385	793	931

Total	$1,133	$1,534	$2,195	$3,549

        During the six months ended June 30, 2009, the Company granted 1,409,521 stock options at an exercise price of $1.04 per share, 82,260 stock options at an exercise price of $0.78 per share, 100,000 stock options at an exercise price of $0.62 per share, and 5,000 stock options at an exercise price of $0.54 per share. During the six months ended June 30, 2009, the Company granted 890,895 shares of restricted stock. During the six months ended June 30, 2010, the Company granted 8,750 stock options at an exercise price of $1.00 per share and 68,356 shares of restricted stock.

        For the six months ended June 30, 2009 and 2010, the fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six months ended June 30,
	2009	2010
Expected volatility	63.2%	91.9%
Expected life in years	6.0	6.0
Weighted average risk-free interest rate	2.1%	1.8%
Expected dividends	0.0%	0.0%

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

        The Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2010 are measured in accordance with FASB standards. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        The following table represents the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
($ in thousands)
Money market funds	$—	$3,053	$—	$3,053
Warrant liability	$—	$—	$5,253	$5,253

        The Company's money market funds were valued at December 31, 2009 using calculated net asset values and are therefore classified as Level 2. The Company's warrant liability was valued at December 31, 2009 using a Black-Scholes model and is therefore classified as Level 3.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Fair Value Measurement (Continued)

        The following table represents the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
($ in thousands)
Money market funds	$—	$3,053	$—	$3,053
Warrant liability	$—	$—	$1,668	$1,668

        The Company's money market funds were valued at June 30, 2010 using calculated net asset values and are therefore classified as Level 2. The Company's warrant liability was valued at June 30, 2010 using a Black-Scholes model and is therefore classified as Level 3.

        The following tables roll forward the fair value of our warrant liability, whose fair value is determined by Level 3 inputs for the 2010 period presented:

Balance at December 31, 2009	$5,253

Exercise warrants	(141)
Change in fair value	(1,452)

Balance at March 31, 2010	$3,660

Exercise warrants	(196)
Change in fair value	(1,796)

Balance at June 30, 2010	$1,668

        The valuation of the warrant liability is discussed further in Note 7.

        The carrying amount of the Company's debt approximates its fair value at December 31, 2009 and June 30, 2010.

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

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Common Stock and Warrant Liability (Continued)

        In connection with the September 2009 Offering, the Company issued warrants to purchase an aggregate of 2,322,509 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants have an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. In connection with the December 2009 Offering, the exercise price for the warrants issued in this transaction was subsequently reduced to $0.31 per share in accordance with the terms of the warrant. For the three and six month period ending June 30, 2010 the Company recorded a gain in the amount of $0.6 million and $1.1 million, respectively for the change in the fair value of the warrant liability. During the six months ended June 30, 2010, 502,231 warrant shares from the September 2009 Offering were exercised into common stock at an exercise price of $0.31.

        In connection with the September 2009 Offering, the Company entered into a registration rights agreement (the "September 2009 Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that the Company will file a "resale" registration statement covering all of the shares of common stock and the shares of common stock issuable upon exercise of the warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, within 15 days of the closing of the September 2009 Offering. The Company currently maintains an effective registration statement relating to these shares (File No. 333-162240). Under the terms of the September 2009 Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or 1% in the event of suspensions of prospectus delivery or if, at any time after six months following the closing of the September 2009 Offering, the Company ceases to be current in its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor. The Company has not recorded an amount associated with the contingent obligation regarding the cash penalties as of June 30, 2010 as the Company believes that the contingent obligation to make future payments is not probable.

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

        In connection with the December 2009 Offering, the Company issued warrants to purchase an aggregate of 4,160,000 shares of common stock. The warrants have an exercise price of $1.44 per share and have a five and a half year term. The fair value of the warrants was estimated at $2.7 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.43%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. The Company recorded a gain in the amount of $1.2 million and $2.1 million for the change in the fair value of the warrant liability for the three and six month period ending June 30, 2010, respectively.

8. Debt

        As of December 31, 2009 and June 30, 2010, the outstanding balance on a loan and security agreement was $4.9 million and $3.6 million, respectively.

        As of June 30, 2010, loan payable payments are due as follows (in thousands):

2010	$1,576
2011	2,439
Thereafter	—

Total future minimum payments	4,015
Less: amount representing interest	(818)
Add: amortization of debt discount	453

Carrying value of debt	$3,650

        As of June 30, 2010, the loan and security agreement did not require the Company to comply with any financial covenants.

        The loan and security agreement contains a subjective material adverse clause, which allows the debt holders to call the loans upon a material adverse event. Based on an updated assessment of the terms of the loan and security agreement, the entire balance due is classified in the current liabilities section in the accompanying balance sheet at June 30, 2010.

9. Restructuring

        On May 11, 2010, the Board of Directors of the Company approved a reduction in headcount and restructuring plan ("Restructuring Plan") which involved the consolidation and reorganization of its operations in order to reduce operating costs. The Restructuring Plan resulted in the elimination of approximately 40 positions during the second fiscal quarter of 2010. Employees directly affected by the Restructuring Plan were notified on May 13, 2010, and have been provided with severance

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Restructuring (Continued)

arrangements including outplacement assistance. These actions were approved as part of the Company's repositioning strategy in the diagnostics market.

        The Company incurred restructuring charges relating to one-time termination benefits of approximately $667,000 in the second quarter of 2010, of which $543,000 was recorded in research and development expense and $124,000 was recorded in selling, general and administrative expense. These charges represent employee severance and termination costs as well as facility consolidation costs, which were partially paid out during the second quarter of 2010. The Company expects that payments associated with the restructuring provision will continue through the second quarter of 2011.

        A summary of restructuring activity is as follows:

	Expense May 13, 2010	Payments/ Settlements	Balance June 30, 2010
($ in thousands)
Employee severance, benefits and related costs:
Salaries and Benefits	$548	$(162)	$386
Outplacement	35	(35)	$—
Other costs—facility consolidation related	84	(84)	—

Total	$667	$(281)	$386

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

Business Overview

        Helicos BioSciences Corporation is a life sciences company focused on innovative genetic analysis technologies for the development and marketing of molecular diagnostic tests. Our proprietary True Single Molecule Sequencing (tSMS)™ technology enables rapid analysis of genetic material by directly sequencing single molecules of DNA or single DNA copies of RNA (cDNA) and our newest approach of direct sequencing of RNA. Our tSMS approach differs from current methods of sequencing DNA or RNA because it analyzes individual molecules of DNA directly instead of analyzing a large number of copies of the molecule produced through complex sample preparation techniques. Our tSMS technology eliminates the need for costly, labor-intensive and time-consuming sample preparation techniques, such as amplification or cloning, which are required by other methods to produce a sufficient quantity of genetic material for analysis.

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

        In the first quarter of 2010, we began a process of considering alternatives to our existing long-term strategic focus, including a repositioning of the Company in the genetic analysis markets. We engaged a variety of consultants in the genomic research, services and diagnostics industries to evaluate available alternatives. As a result of this evaluation, on May 17, 2010, we announced that we were in the process of implementing a strategic shift to focus the business on the molecular diagnostics markets and, on June 25, 2010, we announced that we had launched our diagnostics business.

        We believe that our transition to the diagnostic markets will better position us to take advantage of the unique capabilities of our proprietary platform and to address the growing competition in the genetic research marketplace. Although we made progress during 2009 in the genetic research market as demonstrated by our growing installed base and the number of peer-reviewed publications referencing our single molecule sequencing technology, we considered alternatives to improving shareholder value which culminated in the decision to direct our highly differentiated single molecule sequencing solution into the diagnostic markets.

        In connection with our repositioning strategy, our Board of Directors approved a reduction in headcount and restructuring plan ("Restructuring Plan") which involved the consolidation and reorganization of our operations in order to reduce operating costs. The Restructuring Plan was approved on May 11, 2010 and resulted in the elimination of approximately 40 positions during the second fiscal quarter of 2010. Employees directly affected by the Restructuring Plan were notified on May 13, 2010 and have been provided with severance arrangements including outplacement assistance. The annual savings are estimated to be approximately $6.8 million as a result of the Restructuring Plan.

        In this regard, we believe that our proprietary technology is uniquely suited for applications in molecular diagnostics. We believe that diagnostics applications may benefit from the specific features of the Helicos System, including the platform's ability to sequence non-amplified natural DNA and RNA directly, quantitative accuracy, high throughput, ability to use small sample quantities in simple, cost effective preparation methods, as well as lack of biases typically seen with sample amplification.

        In furtherance of our new strategic plan, we began a process of validating molecular diagnostic tests that utilize our HeliScope® Single Molecule Sequencer. Initially, we are developing a diagnostic test that is designed to identify gene mutations indicative of a woman's increased lifetime risk of developing hereditary breast and/or ovarian cancer. This test is currently scheduled to launch during the second quarter of 2011. We are also developing additional diagnostic tests in well-established markets and plans over the long term to use our core technology's quantitative capabilities to explore developing diagnostic tests based upon the detection and quantification of foreign DNA/RNA circulating in the bloodstream, such as a non-invasive prenatal diagnostic test. The HeliScope Sequencer's ability to sequence single molecules of natural, unamplified DNA or RNA simplifies the diagnostic testing workflow obviating the need for the amplification steps utilized by most genetic analysis methods. This ability to eliminate amplification steps has several advantages including the simplicity of the laboratory workflow and the potential for us to sell our diagnostic tests for substantially less than the price of existing, comparable diagnostic tests. We have begun to develop our own genetic testing laboratory for which we expect to seek certification under the Clinical Laboratory Improvement Amendments of 1988 (CLIA).

        Our transition to the diagnostics markets is ongoing. There can be no assurance that we will be successful in entering the diagnostics markets or that any strategic financing transaction we undertake to implement a change in strategy will ultimately be completed or, if one is undertaken, there can be no assurance regarding its terms, timing or sources of funding. Although we have shifted a significant portion of our limited resources towards the development of our diagnostics strategy, and related technology, applications and commercialization plans, we plan to continue to support our current installed base with collaborative activities, reagent supply and service support, as well as stabilizing system performance, which has varied at some customer and placement sites.

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

        Since inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time as we focus our efforts on entering the diagnostic markets. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. As of June 30, 2010 and August 11, 2010, we had $6.2 million and $3.7 million, respectively, in cash and cash equivalents. We will, before the end of the third quarter of 2010, require significant additional capital to continue our operations. In this regard, we are actively pursuing various financing strategies and plan to seek to raise funds to continue our operations and finance our new strategic plan through public or private sales of equity, from borrowings or from strategic partners. During the second quarter of 2010, we terminated our relationship with investment bank Thomas Weisel Partners LLC (now known as Stifel Financial following Stifel Financial's merger with TWP), which previously had assisted us with our evaluation of strategic alternatives and a long term financing strategy. Because our present capital resources are not sufficient to fund our planned operations for a twelve-month period as of the date of the Annual Report on Form 10-K for the year ended December 31, 2009, our current financial resources raise substantial doubt about our ability to continue as a going concern.

        Our future capital requirements will depend on many factors, and we may require additional capital beyond our currently-anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to obtain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from any adjustments to our existing long-term strategy. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations. The financial statements in this report do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should we be unable to continue as a going concern.

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

Financial Overview

Product revenue

        Product revenue for the six months ended June 30, 2009 primarily consists of $829,000 in revenue from the sale of systems, $280,000 of revenue recognized from the sale of proprietary reagents to customers and an additional $12,000 in services revenue. Product revenue for the six months ended June 30, 2010 primarily consists of $127,000 of revenue recognized from the sale of proprietary reagents to customers.

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute ("NHGRI"), a branch of the National Institutes of Health ("NIH"), pursuant to which were eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009. In connection with this award we recognized $452,000 in revenue during the six months ended June 30, 2009. We have fully expended all available funds under this grant as of December 31, 2009.

        In September 2009, we were awarded another grant from the NHGRI, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.9 million through August 2011. The two year grant is part of the Sequencing Technology Development Program representing one of NHGRI's signature projects for the American Recovery and Reinvestment Act's effort to jumpstart the economy and create or save millions of jobs. This project, a part of NIH's "Grand Opportunities" program, is designed to support large-scale, high impact research projects that are expected to accelerate critical scientific breakthroughs and enable growth and investment in biomedical research and development. In connection with this award we recognized $825,000 in revenue for the six months ended June 30, 2010.

        In April 2010, we were awarded an RO1 Research Project Grant from the NHGRI, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $1.6 million through February 2013. We will be pursuing research related to direct RNA sequencing under this grant. In connection with this award, we recognized $58,000 in revenue for the six months ended June 30, 2010.

        In April 2010, we completed a collaborative study that was sponsored by The Children's Oncology Group, under which we were reimbursed for our research expenses of approximately $200,000 in July 2010. The purpose of the study was to generate large-scale datasets and obtain novel information that would allow deeper insights into cancer genomes with a focus on Ewing's Sarcoma. In connection with this study, we recognized approximately $200,000 in revenue for the six months ended June 30, 2010.

        In June 2010, we were awarded a Phase 1 Small Business Innovation Research grant from the NHGRI under which we will be pursuing research related to the development of methods to sequence patient DNA samples at an attomole level. The phase 1 portion of the grant provides funding for eligible research expenses of up to $146,000 through November 2010. Following the completion of phase 1, we may be eligible for additional funding under this grant. In connection with this award we recognized $20,000 in revenue for the six months ended June 30, 2010.

Cost of product revenue

        Cost of product revenue for the six months ended June 30, 2010 consists of costs associated with the sale of proprietary reagents.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation. During the six months ended June 30, 2009 and 2010, research and development expenses also included labor and overhead costs associated with the under-utilization of the manufacturing facility.

        Substantially all research and development expenses since our inception were in connection with the launch of the initial version of the Helicos® Genetic Analysis System and we believe that we had incurred the substantial majority of the development costs associated with the commercial launch of the first generation of the Helicos System through December 2007. However, additional costs were incurred during 2008, 2009 and the first six months of 2010 to both maintain and enhance the initial version of the Helicos System in addition to development of new and different genetic analysis assays.

        Research and development expenses for the six months ended June 30, 2009 and 2010 were $7.6 million and $8.3 million, respectively. In addition to our ongoing research and development efforts, we have incurred start-up manufacturing costs related to the assembly, testing and performance validation of the Helicos System. These costs were accounted for as research and development expenses in our pre-commercialization phase as we prepared to ship the first Helicos System, which occurred on March 5, 2008. We reached technological feasibility of the Helicos System in December 2007 and, as a result, we began to record the cost of the Helicos System in inventory.

Selling, general and administrative expenses

        Selling, general and administrative expenses consist principally of salaries, benefits and stock-based compensation, consulting and professional fees, including patent related costs, general corporate costs and facility costs not otherwise included in research and development expenses or cost of product revenue.

        Selling, general and administrative expenses for the six months ended June 30, 2009 and 2010 were $5.6 million and $6.8 million, respectively.

Restructuring

        On May 11, 2010, our Board of Directors approved a reduction in headcount and restructuring plan ("Restructuring Plan") which involved the consolidation and reorganization of our operations in order to reduce operating costs. The Restructuring Plan resulted in the elimination of approximately 40 positions during the second fiscal quarter of 2010. Employees directly affected by the Restructuring Plan were notified on May 13, 2010, and have been provided with severance arrangements including outplacement assistance. These actions were approved as part of our previously announced efforts to consider alternatives to our existing long-term strategic focus, including a repositioning of the Company in the genetic analysis markets.

        We incurred restructuring charges relating to one-time termination benefits of approximately $667,000 in the second quarter of 2010, of which $543,000 was recorded in research and development expense and $124,000 was recorded in selling, general and administrative expense. These charges represent employee severance and termination costs as well as facility consolidation costs, which were partially paid out during the second quarter of 2010. We expect that payments associated with the restructuring provision will continue through the second quarter of 2011. We estimate that this restructuring will result in an annual cost savings of approximately $6.8 million, including salaries and benefits.

        A summary of restructuring activity at June 30, 2010 is as follows:

	Expense May 13, 2010	Payments/ Settlements	Balance June 30, 2010
($ in thousands)
Employee severance, benefits and related costs:
Salaries and Benefits	$548	$(162)	$386
Outplacement	35	(35)	—
Other costs—facility consolidation related	84	(84)	—

Total	$667	$(281)	$386

Overview of Results of Operations

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2010

        Product revenue.    We recognized $158,000 and $1.1 million of product revenue during the three and six months ended June 30, 2009, respectively, and $85,000 and $127,000 of product revenue during the three and six months ended June 30, 2010, respectively. Product revenue recognized during the three months ended June 30, 2009 primarily consists of the sale of proprietary reagents to customers. Product revenue recognized during the six months ended June 30, 2009 primarily consists of $829,000 of revenue from the sale of an instrument that was shipped in 2008, while the remaining amount consists of revenue from the sale of proprietary reagents to customers. Product revenue recognized during the three and six months ended June 30, 2010 consists primarily of revenue from the sale of proprietary reagents to customers.

        Grant revenue.    We recognized $213,000 and $452,000 of grant revenue during the three and six months ended June 30, 2009 and $576,000 and $1.1 million of grant revenue during the three and six months ended June 30, 2010, respectively. Grant revenue recognized during the three and six months ended June 30, 2009 related to the reimbursement of expenses in connection with our government research grants. Grant revenue recognized during the three months ended June 30, 2010 related to the reimbursement of expenses in connection with our government research grants of $376,000 and $200,000 from a contract in connection with The Children's Oncology Group. Grant revenue recognized during the six months ended June 30, 2010 related to the reimbursement of expenses in connection with our government research grants of $903,000 and $200,000 from a contract in connection with The Children's Oncology Group.

        Cost of product revenue.    We recorded $124,000 and $645,000 as cost of product revenue during the three and six months ended June 30, 2009, respectively and we recorded $104,000 and $176,000 as cost of product revenue during the three and six months ended June 30, 2010, respectively. Cost of product revenue consists of costs associated with the sale and placement of instruments and sale of proprietary reagents. The decrease in cost of product revenue from the six months ended June 30, 2009 to the six months ended June 30, 2010 is primarily due to lower system sales in 2010.

        Research and development expenses.    Research and development expenses during the three and six months ended June 30, 2009 and 2010 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2009	2010	Change		2009	2010	Change
($ in thousands)
Research and development	$3,539	$4,216	$677	19%	$7,632	$8,262	$630	8%

        Research and development expenses increased by $677,000 from the three months ended June 30, 2009 to the three months ended June 30, 2010. The increase was primarily due to a restructuring charge of $543,000, an increase in stock-based compensation of $36,000, and a net increase of $98,000 in other expenses. In comparing the six months ended June 30, 2009 to the six months ended June 30, 2010, research and development expenses increased by $630,000. The increase was primarily due to a restructuring charge of $543,000 and a $200,000 increase in stock-based compensation, partially offset by a net decrease of $113,000 in other expenses.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the three and six months ended June 30, 2009 and 2010 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2009	2010	Change		2009	2010	Change
($ in thousands)
Selling, general and administrative	$2,732	$2,693	$(39)	-1%	$5,583	$6,765	$1,182	21%

        Selling, general and administrative expenses decreased by $39,000 from the three months ended June 30, 2009 to the three months ended June 30, 2010. The decrease was primarily due to a $356,000 decrease in salaries and benefits and decrease of $490,000 in occupancy costs, offset by an increase in stock-based compensation expenses of $400,000, an increase of patent expenses of $224,000 and an increase of $165,000 in public company expenses.

        In comparing the six months ended June 30, 2009 to the six months ended June 30, 2010, selling, general and administrative expenses increased by $1.2 million. The increase was primarily due to an increase in stock-based compensation expenses of $1.2 million, an increase of patent expenses of $217,000 and an increase of $206,000 in public company expenses, partially offset by a $607,000 decrease in occupancy costs.

        Interest income.    Interest income for the three and six months ended June 30, 2009 and 2010 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2009	2010	Change		2009	2010	Change
($ in thousands)
Interest income	$22	$4	$(18)	-82%	$62	$16	$(46)	-74%

        The decrease in interest income from the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2010 was due primarily to decreased cash balances.

        Interest expense.    Interest expense for the three and six months ended June 30, 2009 and 2010 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2009	2010	Change		2009	2010	Change
($ in thousands)
Interest expense	$275	$162	$(113)	-41%	$580	$345	$(235)	-41%

        The decrease in interest expense from the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2010 is attributable to the year over year decrease in our long-term debt obligations.

        Change in fair value of warrant liability.    Change in fair value of warrant liability for the three and six months ended June 30, 2009 and 2010 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2009	2010	Change		2009	2010	Change
($ in thousands)
Change in fair value of warrant liability	$—	$1,796	$1,796	100%	$—	$3,248	$3,248	100%

        In connection with the September and December 2009 equity offerings, we issued warrants to purchase an aggregate of 6,482,509 shares of common stock. The fair value of the warrants is recorded in the liability section of the balance sheet and at June 30, 2010 was estimated at $1.7 million. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. For the three and six month period ended June 30, 2010, we realized a gain of $1.8 million and $3.2 million, respectively, due to the change in the fair value of the warrant liability. This gain is principally a result of the decrease of our stock price between December 31, 2009 and June 30, 2010. During the three and six months ended June 30, 2010, 279,018 warrant shares and 502,231 warrant shares from the September 2009 equity offering were exercised for common stock at a exercise price of $0.31, respectively.

Liquidity and Capital Resources

        We have incurred losses since our inception in May 2003 and, as of June 30, 2010 we have an accumulated deficit of $178.7 million. We have financed our operations to date principally through the sale of common stock and preferred stock, including our IPO, two private placements of common stock and warrants, an underwritten offering of common stock and warrants, debt financing and interest earned on investments. Through June 30, 2010, we have received net proceeds of $80.4 million through the issuance of common stock, including our IPO, private placements and an underwritten offering of common stock and warrants, $66.8 million from the issuance of preferred stock, $2.5 million in debt financing from a lender to finance equipment purchases, and $19.6 million in debt financing from a lender for working capital, capital expenditures and general corporate purposes. Working capital as of December 31, 2009 was $11.4 million, consisting of $24.5 million in current assets and $13.1 million in current liabilities. Working capital as of June 30, 2010 was $(1.3) million, consisting of $13.6 million in current assets and $14.9 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net decrease in cash and cash equivalents for the six months ended June 30, 2009 and 2010:

	Six months ended June 30,
	2009	2010
($ in thousands)
Net cash (used in) provided by:
Operating activities	$(9,630)	$(8,539)
Investing activities	(8)	(37)
Financing activities	(1,691)	(1,185)

Net decrease in cash and cash equivalents	$(11,329)	$(9,761)

        Net cash used in operating activities was $9.6 million for the six months ended June 30, 2009 compared to $8.5 million for the six months ended June 30, 2010. The $1.1 million decrease was primarily due to a decrease in the net loss of $1.8 million, an increase in the change of accounts receivables of $0.5 million, an increase in prepaid and other current assets of $0.1 million, an increase in deferred revenue of $1.6 million, an increase in non-cash stock-based compensation expense of $1.4 million and an increase in the change in accrued expenses and other current liabilities of $1.0 million, offset by an decrease in inventory of $1.0 million, a decrease in the change in accounts payable of $0.4 million, and a decrease in non-cash gain related to the fair value of the warrant liability of $3.2 million and a decrease in depreciation and amortization expense of $0.6 million.

        Net cash used in investing activities was $8,000 for the six months ended June 30, 2009 compared to $37,000 for the six months ended June 30, 2010.

        Net cash used in financing activities was $1.7 million for the six months ended June 30, 2009 compared to $1.2 million for the six months ended June 30, 2010. The $500,000 decrease was primarily due to a $351,000 decrease in debt payments, and $158,000 in proceeds from the conversion of warrant shares into common stock.

Operating capital and capital expenditure requirements

        As of June 30, 2010 and August 11, 2010, we had $6.2 million and $3.7 million, respectively, in cash and cash equivalents. We will, before the end of the third quarter of 2010, require significant additional capital to continue our operations. In this regard, we are actively pursuing various financing strategies and plans to seek to raise the funds we require to continue our operations and finance our new strategic plan through public or private sale of equity, from borrowings, or from strategic partners. During the second quarter of 2010, we terminated our relationship with investment bank Thomas Weisel Partners LLC (now known as Stifel Financial following Stifel Financial's merger with TWP), which previously had assisted us with our evaluation of strategic alternatives and a long term financing strategy. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of the Annual Report on Form 10-K for the year ended December 31, 2009, our current financial resources raise substantial doubt about our ability to continue as a going concern.

        Failure to satisfy our capital requirements or any such delay would have a negative impact on our ability to continue as a going concern.

        Through June 30, 2010, we have received cumulative sales orders for ten Helicos Systems. In addition, we have one system installed at The Broad Institute, Inc. on a no-cost basis, and have three systems at leading academic institutions for scientific and commercial evaluation. During 2009, we recognized revenue on two of the ten sales orders. For the six month period ended June 30, 2010, no revenue on system sales was recognized. We have shipped seven units that have not met our revenue recognition criteria.

        The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from our long-term strategy. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Form 10-Q, substantial doubt about our ability to continue as a going concern exists without successfully raising funds as described above. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations, and the costs associated with our repositioning strategy in the diagnostics markets are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended December 31, 2009, and under Part II, Item 1A herein. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

        Because of the numerous risks and uncertainties associated with our long-term strategic focus we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to reposition our business, complete the development of our future products and successfully deliver any such products to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

  •
  any litigation related to defending our intellectual property or defending lawsuits that allege our actions infringe intellectual property of third parties;

  •
  the success of our research and development efforts;

  •
  our ability to validate our diagnostic tests;

  •
  the rate of progress and cost of our commercialization activities;

  •
  the expenses we incur in marketing and selling our products or services;

  •
  the revenue generated by future sales of our products or services;

  •
  the timeliness of payments from our customers or reimbursement from payors for diagnostic tests;

  •
  the emergence of competing or complementary technological developments;

  •
  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

  •
  regulatory changes in our markets;

  •
  the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

  •
  the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

        Working capital as of December 31, 2009 was $11.4 million, consisting of $24.5 million in current assets and $13.1 million in current liabilities. Working capital as of June 30, 2010 was $(1.3) million, consisting of $13.6 million in current assets and $14.9 million in current liabilities.

License agreements and patents

        We have fixed annual costs associated with license agreements into which we have entered. In addition, we may have to make contingent payments in the future upon realization of certain milestones or royalties payable under these agreements.

Contractual obligations

        A summary of our contractual obligations is included in our Form 10-K for the fiscal year ended December 31, 2009. There has been one change to our contractual obligations previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. On June 9, 2010 we entered into a Sixth Amendment to Lease with RB Kendall Fee, LLC. The Sixth Amendment amends the Lease dated as of December 30, 2005, relating to our leased space at our headquarters located at One Kendall Square, Cambridge, Massachusetts. The lease began on July 1, 2010 and expires on December 31, 2010. Future minimum lease payments under the lease will be $324,000.

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provided that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The advance period ended on December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments were required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. Borrowings on the credit facility in aggregate were $2.5 million at a weighted-average interest rate of 10.1% through June 30, 2010. As of December 31, 2009 and June 30, 2010, there was no outstanding balance on the credit facility.

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

        The loan and security agreement contains a subjective material adverse clause, which allows the debt holders to call the loans upon a material adverse event. Based on an updated assessment of the terms of the loan and security agreement, the entire balance due is classified in the current liabilities section in the accompanying balance sheet at June 30, 2010.

        As of December 31, 2009 and June 30, 2010, the outstanding balance on the loan agreement was $4.9 million and $3.6 million, respectively.

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

        In connection with the September 2009 Offering, we issued warrants to purchase an aggregate of 2,322,509 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants have an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. In connection with the December 2009 Offering, the exercise price for the warrants issued in this transaction was subsequently reduced to $0.31 per share in accordance with the terms of the warrant. For the three and six month period ending June 30, 2010 we recorded a gain in the amount of $0.6 million and $1.1 million, respectively, for the change in the fair value of the warrant liability. During the three and six months ended June 30, 2010, 279,018 and 502,231 warrant shares from the September 2009 Offering were exercised into common stock at an exercise price of $0.31, respectively.

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

        In connection with the December 2009 Offering, we issued warrants to purchase an aggregate of 4,160,000 shares of common stock. The warrants have an exercise price of $1.44 per share and have a five and a half year term. The fair value of the warrants was estimated at $2.7 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.43%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. We recorded a gain in the amount of $1.2 million and $2.1 million for the change in the fair value of the warrant liability for the three and six month period ending June 30, 2010, respectively.

Off-balance sheet arrangements

        During the six months ended June 30, 2009 and 2010, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        In our Form 10-K for the fiscal year ended December 31, 2009, our critical accounting policies and estimates upon which our financial status depends were identified as those relating to inventory; revenue recognition; impairment of long-lived assets; allowance for doubtful accounts; stock-based compensation; and fair value of financial instruments. We reviewed our policies and determined that those policies remain our critical accounting policies for the six months ended June 30, 2010. We did not make any changes in those policies during the six months ended June 30, 2010.

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

Item 4.    Controls and Procedures

        Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2010. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

        No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        We are not party to any material pending litigation.

Item 1A.    Risk Factors

        The Company cautions investors that any forward-looking statements and, therefore, its future performance and results are subject to risks and uncertainties. The following important factors could cause our actual business, prospects, financial results or financial condition to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2009. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

* We are implementing a new, long-term strategic focus. If we are unsuccessful in pursuing our new business initiatives, our business, financial condition, results of operations and prospects will be materially adversely affected and we may have to cease operations.

        We are implementing a new, long-term strategic focus and repositioning our business to utilize our technology for molecular diagnostic applications in the genetic analysis market. While our new business opportunities will rely upon the capabilities of our proprietary Helicos® Genetic Analysis Platform, the business model, including the revenue and expense models and the potential marketing and distribution channels, for these opportunities will be materially different than that which we have engaged in before. We are unable to give any assurance we will be commercially successful in our new business strategy. Our failure to be commercially successful in any such new business opportunity would materially adversely impact our business, financial condition, results of operations and prospects and could ultimately require that we cease operations. Even if we develop diagnostic products for commercial use, we may not be able to develop products that:

  •
  meet applicable regulatory standards, in a timely manner or at all;

  •
  successfully compete with other technologies and products;

  •
  avoid infringing the proprietary rights of others;

  •
  can be performed at commercial levels or at reasonable cost; or

  •
  can be successfully marketed.

        A successful shift in our strategic focus will require significant organizational changes. We will need to attract, train and retain qualified sales, marketing and service personnel, engineers, scientists and other technical and management personnel with appropriate expertise for our new strategic focus. These areas of expertise will include areas that are different than the skills of our existing employees. Given the potential uncertainty about the success of our new strategic focus and long term roles within our organization, morale may be lowered, key employees may be distracted and our business may experience a loss of continuity while we implement our long-term strategic focus. Our inability to retain existing personnel, or our inability to attract new personnel that fit within our new strategic focus, would prevent us from fully exploiting our new business strategy and thereby cause a material adverse effect on our business, financial condition, results of operations and prospects.

* Before the end of the third quarter of 2010, our business will require additional funding, which may not be available on favorable terms, if at all, or without potentially very substantial dilution to our stockholders. If we do not raise the necessary funds, we will need to dramatically reduce, or even terminate all of, our operations.

        Our business will require additional financial investment that we have not yet secured and we will need to raise additional capital before the end of the third quarter of 2010 in order to sustain our business and to pursue our new business strategy. The amount of additional capital we will need to raise depends on many factors, including:

  •
  any litigation related to defending our intellectual property or defending lawsuits that allege our actions infringe intellectual property of third parties;

  •
  the success of our research and development efforts;

  •
  our ability to validate our diagnostic tests;

  •
  the rate of progress and cost of our commercialization activities;

  •
  the expenses we incur in marketing and selling our products or services;

  •
  the revenue generated by future sales of our products or services;

  •
  the timeliness of payments from our customers or reimbursement from payors for diagnostic tests;

  •
  the emergence of competing or complementary technological developments;

  •
  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

  •
  regulatory changes in our markets;

  •
  the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

  •
  the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

        The instability of the worldwide financial markets has materially and adversely impacted the availability of financing to a wide variety of companies, particularly early-stage companies such as Helicos. We do not know whether the additional capital that we will require will be available when and as needed, on favorable terms or if at all, or that our actual cash requirements will not be greater than anticipated. We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt or making capital expenditures or that require early repayment, even with penalties, in connection with a change of control. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us. We may not be able to complete any such capital raising transactions on acceptable terms, or at all. If adequate additional funds are not available to us when required, we will be required to terminate some or all aspects of our operations.

* The audit report contained in our Annual Report on Form 10-K for the year ended December 31, 2009 contains an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern.

        This "going concern" statement may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing. The resulting failure to establish, or loss of existing, favorable commercial relationships or to satisfy our capital requirements could adversely affect our business, financial condition, results of operations and prospects. Unless we raise additional funds, either through public or private sales of equity, from borrowings or from strategic partners, we will likely have to cease operations. Even if we can continue operating by reducing expenses, the requisite significant reduction in our workforce and operating expenses will adversely affect our business and prospects.

We may not be able to meet our debt service obligations, or may otherwise default, under our loan and security agreement, which would materially adversely affect our business, financial condition, results of operations and prospects.

        Our loan and security agreement imposes restrictions and obligations on us with which we may not be able to comply. If we fail to comply with such restrictions, our lenders may declare us in default. Also, we have debt service obligations under our loan and security agreement. We may be unable to generate sufficient cash flow from operations to service this debt. Failure to service our debt could result in an event of default. The occurrence of an event of default could lead to acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such event, we may be required to sell assets, to refinance, or to obtain additional financing. Such refinancing may not be possible and additional financing may not be available on commercially acceptable terms or at all. The borrowings under the loan agreement are collateralized by essentially all of our assets and include account control agreements for each of our cash and investment accounts. These account control agreements permit the lender to control our cash and investment accounts in the event of a default.

* We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

        We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stockholders of $45.7 million and $28.0 million in the years ended December 31, 2008 and 2009, respectively. As of December 31, 2009, we had an accumulated deficit of $167.7 million. These losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. In the year ended December 31, 2009, we used cash in operating activities of $15.5 million and used cash in investing activities totaling $22,000. As of December 31, 2009, June 30, 2010, and August 11, 2010, we had $15.9 million, $6.2 million and $3.7 million, respectively, in cash and cash equivalents.

        We expect our losses to continue for a considerable period of time as we implement our new long-term strategic focus and reposition our business by utilizing and deploying our technology for diagnostic applications in the genetic analysis market. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our new long-term strategic focus, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

* Following our reduction in force in May 2010, which resulted in the elimination of approximately one-half of the Company's headcount, we may not be able to retain our remaining employees while we pursue our new business strategy. As a result, we may be unable to achieve our goals, in which case, our business, financial conditions, results of operations and prospects will be materially adversely affected and we may have to cease operations.

        In connection with our efforts to consider alternatives to our long-term strategic focus, in May 2010, we committed to a reduction in headcount and restructuring plan, or the Restructuring Plan, which involved the consolidation and reorganization of our operations in order to reduce operating costs. The Restructuring Plan involved a reduction in headcount of approximately 40 employees or one-half of the organization. As a result, while we begin to pursue our new business strategy, we will rely heavily on our ability to retain our remaining employees. The loss of the service of any number of our remaining employees may significantly delay or prevent our ability to implement a long-term strategy and other business objectives. For example, because of the complex and technical nature of our Helicos System, any failure to retain a sufficient number of our remaining, qualified employees could materially harm our ability to maintain our existing know-how and proprietary technology which would severely limit any ability to pursue our long-term strategic direction.

        Given the magnitude of our May 2010 reduction in force and the potential uncertainty about our strategic direction and long-term roles within our organization, the morale of our remaining employees may be lowered, key employees may be distracted and our business may experience a loss of continuity while we begin to implement our new business strategy. Each of our remaining employees could terminate his or her relationship with us at any time. These persons' expertise would be difficult to replace and the failure to do so could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise be successful in retaining our remaining personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations. Our inability to retain existing personnel during this period of uncertainty or our inability to attract new personnel that fit within a new strategic focus, would prevent our exploiting fully our new business strategy and thereby cause a material adverse effect on our business, financial condition, results of operations and prospects.

* If the diagnostic products we are developing fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue.

        Our success depends, in part, on our ability to develop diagnostic products and applications that displace current diagnostic tests and services. As we implement our long-term strategic focus and reposition our business by utilizing our technology for diagnostic applications in the genetic analysis market, we may not have adequate resources available to develop products that displace current technologies. We cannot guarantee that the design of our products will be satisfactory to potential customers in the markets we seek to reach.

* We have limited resources in selling and marketing and, as a result, may be unable to successfully market and sell our diagnostic tests, once developed.

        We have a small sales and marketing team. Our ability to achieve profitability depends on attracting customers for the diagnostic tests we are developing and taking full advantage of the capabilities of our proprietary technology for business opportunities that are materially different than that which we have engaged in before. Although members of our sales and marketing team have considerable industry experience and have engaged in marketing activities for our Helicos System, in the future we must expand our sales, marketing, distribution and customer support capabilities with the appropriate technical expertise to effectively pursue our new business strategy. To successfully perform sales, marketing, distribution and customer support functions ourselves, we will face a number of risks, including:

  •
  our ability to successfully implement our new long-term strategic focus;

  •
  the ability of our remaining limited sales and marketing team to achieve our near term goals following our recent workforce reductions;

  •
  our ability to support our current installed base with collaborative activities, reagent supply and service support while shifting a significant portion of our resources towards the development of our diagnostics strategy and related technology, applications and commercialization plans;

  •
  our ability to attract, retain and manage the specialized sales, marketing and service force necessary to market and sell our diagnostic tests, once developed;

  •
  the time and cost of establishing a specialized sales, marketing and service force for a particular application, which might not be justifiable by the revenues generated by the sale of our diagnostic tests; and

  •
  the ability of our remaining limited sales and marketing team to achieve our near term goals.

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

* We have limited experience.

        Our diagnostic tests are at an early stage of development. We are seeking to develop and commercialize new diagnostic products for use on our Helicos System, and we have limited or no experience in these applications of our technology and operating and selling in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing diagnostic products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we may not:

  •
  effectively execute on or focus our research and development efforts;

  •
  properly model new opportunities to ensure appropriate resource allocation;

  •
  create diagnostic products that are appropriately developed to meet customer needs;

  •
  perform adequate and timely validation testing of such products and applications;

  •
  successfully obtain required regulatory approvals for diagnostic products we develop;

  •
  ensure appropriate communication between different departments responsible for commercialization activities;

  •
  implement effective product launch or sales strategies;

  •
  effectively design and manufacture products that achieve commercial success; or

  •
  take other actions that ultimately lead to commercial success of any new products or applications that we develop.

* We may not be able to generate significant revenue from the diagnostic tests we are developing.

        Our new business strategy is substantially dependent on our ability to develop and launch diagnostic tests. We have committed significant research and development resources to the development of diagnostic tests that utilize our Helicos System. There is no guarantee that we will successfully generate significant revenues from any tests that we plan to launch in the future. We have limited experience in licensing, manufacturing, selling, marketing or distributing diagnostic or other tests. If we are not able to successfully market or sell the diagnostic tests we are selling for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests.

* If third-party payors, including managed care organizations and Medicare, do not provide reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for diagnostic tests, once developed, our commercial success could be compromised.

        Physicians and patients may not order our diagnostic tests, once developed, unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the test price. Reimbursement by a third-party payor may depend on a number of factors, including a payor's determination that tests using our technologies are:

  •
  not experimental or investigational;

  •
  medically necessary;

  •
  appropriate for the specific patient;

  •
  cost-effective;

  •
  supported by peer-reviewed publications; and

  •
  included in clinical practice guidelines.

        There may be uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including new tests developed using our Helicos System. Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure.

        Since each payor makes its own decision as to whether to establish a policy to reimburse tests, seeking these approvals is a time-consuming and costly process. We cannot be certain that coverage for our diagnostic tests, once developed, will be provided in the future by any third-party payors. If we are unable to obtain reimbursement from private payors and Medicare and Medicaid programs for our diagnostic tests, once developed, our ability to generate revenues could be severely limited. We may experience delays and temporary interruptions in the receipt of payments from third-party payors due to contract implementation steps, documentation requirements and other issues, which could cause our revenues to fluctuate from period to period.

* The prices at which our diagnostic tests, once developed, are reimbursed may be reduced by Medicare and private and other payors, and any such changes could have a negative impact on our revenues.

        Even if we are being reimbursed for our diagnostic tests, once developed, Medicare and private and other payors may withdraw their coverage policies or cancel their contracts with us at any time, review and adjust the rate of reimbursement or stop paying for our tests, which would reduce our total revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased, and we believe will continue to increase, their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time. Reductions in the reimbursement rate of payors have occurred and may occur in the future. Reductions in the prices at which our tests, once developed, are reimbursed could have a negative impact on our revenues.

* Our financial results will depend on sales of our diagnostic tests, once developed, and we will need to generate sufficient revenues from our tests to run our business.

        We expect to derive substantially all of our revenues from sales of our diagnostic tests once they are developed. We have not launched any diagnostic tests yet and, once launched, we do not expect to recognize significant revenues from our tests until adoption of and reimbursement for the tests have been established. We are in various stages of research and development for diagnostic tests that we may offer and we may not be able to successfully commercialize our tests. If we are unable to commercialize and sell our tests, our revenues, business and prospects would be impaired.

* Complying with numerous regulations pertaining to our business is an expensive and time-consuming process and any failure to comply could result in substantial penalties

        We are in the process of obtaining a certificate of accreditation under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, to perform testing. CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. If obtained, to renew this certificate, we will be subject to survey and inspection every two years and CLIA inspectors may make random inspections of our clinical reference laboratory. If we are unable to obtain CLIA accreditation or if we were to lose our CLIA accreditation if obtained, whether as a result of a revocation, suspension or limitation, we would no longer be able to sell the tests we are developing, which would limit our revenues and harm our business.

        We are or may be subject to other regulation by both the federal government and the states in which we conduct our business, including:

  •
  Medicare billing and payment regulations applicable to clinical laboratories;

  •
  the Federal Anti-kickback Law and state anti-kickback prohibitions;

  •
  the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

  •
  the federal Health Insurance Portability and Accountability Act of 1996;

  •
  the Medicare civil money penalty and exclusion requirements; and

  •
  the Federal False Claims Act civil and criminal penalties and state equivalents.

        We may need to adopt policies and procedures, which we have not yet done, designed to comply with these laws, including policies and procedures relating to financial arrangements between us and physicians who may refer patients to us in the future. Our compliance with these laws may be subject to governmental review. Any growth of our business and sales organization may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations.

* If the FDA were to begin regulating our laboratory developed diagnostic tests, once developed and validated, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval.

        Although the Food and Drug Administration, or FDA, has elected not to substantially regulate tests similar to the diagnostic tests we are developing, the FDA has stated that it has the right to do so and the FDA may seek to regulate or require clearance or approval of our diagnostic products in the future. We cannot provide any assurance, however, that FDA regulation, including pre-market review, will not be required in the future for our diagnostic products, once developed.

        If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and the FDA could require that we stop selling our tests, once developed, pending pre-market clearance or approval. If our tests, once developed, are allowed to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA, or if labeling claims the FDA allows us to make are very limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing an application with the FDA. If pre-market review of our tests, once developed, is required by the FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all. Ongoing compliance with the FDA regulations would increase the cost of conducting our business, and subject us to inspection by the FDA and to the requirements of the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our tests, once developed, if we determine that doing so would be appropriate.

        Laws and regulations are also in effect in many countries that could affect the products we are developing. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of the products we are developing that have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

* New test development involves a lengthy and complex process and we may be unable to commercialize any of the tests we are currently developing.

        Our diagnostic tests are in early development and require considerable resources to achieve final development and validation. There can be no assurance that our tests will be capable of reliably predicting results with the sensitivity and specificity necessary to be clinically and commercially useful. In addition, before we can develop new diagnostic tests and commercialize any new products, we will need to:

  •
  conduct substantial research and development;

  •
  conduct validation studies;

  •
  expend significant funds; and

  •
  develop and scale our laboratory processes to accommodate different tests.

        This product development process involves a high degree of risk and may take longer than expected. Our product development efforts may fail for many reasons, including failure of the product at the research or development stage or lack of clinical validation data to support the effectiveness of the product. Few research and development projects result in commercial products, and success in early clinical trials often is not replicated in later studies. At any point, we may abandon development of a diagnostic test candidate or we may be required to expend considerable resources repeating clinical trials, which would adversely impact the timing for generating potential revenues from those diagnostic test candidates. In addition, as we develop diagnostic tests, we will have to make significant investments in development, marketing and selling resources. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we might choose to abandon the development of the diagnostic test that was the subject of the clinical trial, which could harm our business.

* If we are unable to support demand for our diagnostic tests, once developed, including successfully managing the evolution of our technology and manufacturing platforms, our business could suffer.

        Once we develop diagnostic tests and if our test volume grows, we will need to ramp up our testing capacity, implement increases in scale and related processing, customer service, billing and systems process improvements, and expand our internal quality assurance program, technology and manufacturing platforms to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. Failure to implement necessary procedures or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests, once developed, on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our test results, or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for the tests we are developing, our reputation could be harmed and our future prospects and our business could suffer.

* We may experience limits on our revenues if physicians decide not to order our diagnostic tests, once developed, or if we are unable to obtain adequate reimbursement coverage from third-party payors.

        If medical practitioners do not order our diagnostic tests, once developed, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to make medical practitioners aware of the benefits of each type of test through published papers, presentations at scientific conferences and one-on-one education by our sales force. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

* We may experience limits on our revenues if patients decide not to use our diagnostic tests, once developed.

        Some patients may decide not to use our diagnostic tests, once developed, due to their price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our tests, once developed, patients may still decide not to use our tests. Additionally, the current economic environment could continue to negatively impact patients, resulting in loss of healthcare coverage, delayed medical checkups or inability to pay for a relatively expensive test. If only a small portion of the patient population decides to use our tests, once developed, we will experience limits on our revenues and our ability to achieve profitability.

* If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize the tests we are developing.

        The biotechnology, diagnostic and genetics testing fields are intense and highly competitive. Our competitors in the United States and abroad are numerous and include, among others, major diagnostic companies, reference laboratories, diagnostic firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to develop better diagnostic products. Those companies that already have comparable diagnostic tests on the market or bring to market new diagnostic tests before we do may achieve a significant competitive advantage in marketing and commercializing their tests. We may not be able to develop diagnostic tests successfully and we or our licensors may not obtain patents covering these products that provide protection against our competitors. Moreover, our competitors may succeed in developing diagnostic products that circumvent our technologies or products. Furthermore, our competitors may succeed in developing technologies or products that are more effective than those developed by us or that would render our technologies or products less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known.

* If we are unable to recruit and retain key executives, scientists and other employees, we may be unable to achieve our goals.

        We are substantially dependent on the performance of our senior management and key scientific and technical personnel. We do not maintain employment contracts with any of our employees. We have implemented a number of workforce reductions to reduce our operating costs, conserve cash and direct our resources to continue advancing towards the Company's near term goals. Depending on our circumstances, we may need to implement additional workforce reductions in the future. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our products and other business objectives by diverting management's attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, prospects, operating results and financial condition.

        In addition, our diagnostic product development and marketing efforts could be delayed or curtailed if we are unable to hire, train and retain highly skilled employees and scientific advisors, particularly our management team, senior scientists and engineers and sales, marketing and service personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as diagnostics, technical support, bioinformatics, manufacturing, sales and marketing. Because of the complex and technical nature of our Helicos System and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to implement our new business initiatives. Competition for these people is intense. Further, our inability to hire, train and retain sales, marketing and service personnel could have a material adverse affect on our ability to generate sales. Each of our executive officers and other key employees could terminate his or her relationship with us at any time. These persons' expertise would be difficult to replace and could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise be successful in hiring or retaining qualified personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

* Ethical, legal and social concerns surrounding the use of genetic information could reduce demand for the diagnostic tests we are developing.

        One of the potential uses for the diagnostic tests we are developing is genetic testing for predisposition to certain conditions. Genetic testing has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. These and other ethical, legal and social concerns about genetic testing may limit market acceptance of or reduce the potential markets for the diagnostic products we are developing, either of which could have a material adverse effect on our business, financial condition and results of operations.

* The diagnostic products we are developing could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

        Any diagnostic product utilizing our True Single Molecule Sequencing (tSMS)™ technology will be complex and may develop or contain undetected defects or errors. We cannot assure you that a material performance problem will not arise. Despite testing and quality assurance processes, defects or errors may arise in our diagnostic tests, once developed, which could result in a failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation and increased service and maintenance costs. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims, which could be costly and time-consuming to defend and result in substantial damages. Though we intend to procure product liability insurance, the coverage levels we procure may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we do obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

* If we were successfully sued for product liability, we could face substantial liabilities that exceed our resources.

        The diagnostic products we are developing expose us to potential liability risks inherent in the testing, marketing and processing of diagnostic products, including possible misdiagnoses. Although we intend to procure insurance coverage against such risks in amounts that we believe to be commercially reasonable, our ability to obtain adequate levels of professional and product liability insurance is uncertain. A successful product liability claim in excess of our insurance coverage, once obtained, could have a material adverse effect on our business. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the development or commercialization of our products.

We use hazardous chemicals and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

        Our research and the development of diagnostic tests involve the controlled use of hazardous materials, including chemicals and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. We do not currently maintain separate environmental liability coverage. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

* We rely on a single laboratory facility to develop our diagnostic tests.

        We rely on a single laboratory facility in Cambridge, Massachusetts to develop our diagnostic tests. This facility and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. This facility may be affected by natural disasters such as earthquakes, floods and fires. In the event our laboratory facility or equipment is affected by man-made or natural disasters, we would be unable to continue our development of diagnostic products for a significant period of time. Although we maintain insurance on this facility, it may not be adequate to protect us from all potential losses if this facility were damaged or destroyed. In addition, any interruption in the development of our diagnostic tests would result in a loss of goodwill, including damage to our reputation and it would seriously harm our business.

* Once we develop and launch our diagnostic tests, we must be in compliance with security and privacy regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and other state regulations, which may increase our operational costs.

        The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of protected health information, or PHI, by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

  •
  the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, to obtain payments for services and healthcare operations activities;

  •
  a patient's rights to access, amend and receive an accounting of certain disclosures of PHI;

  •
  the content of notices of privacy practices for PHI; and

  •
  administrative, technical and physical safeguards required of entities that use or receive PHI electronically.

        Once we develop and launch commercial diagnostic tests, we must implement policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law, which may increase our operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

* Because we are subject to existing and potential additional governmental regulation, we may become subject to burdens on our operations, and the markets for our products may be narrowed.

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

We have incurred, and will continue to incur, significant increased costs as a result of operating as a public company, and our management is and will continue to be required to devote substantial time to new compliance initiatives.

        The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market LLC have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

        In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. However, our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by The NASDAQ Stock Market LLC, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

* Our failure to establish a strong intellectual property position and enforce our intellectual property rights against others would enable competitors to develop similar or alternative technologies.

        Our success depends in part on our ability to obtain and maintain intellectual property protection for our technologies, including the diagnostic tests we are developing. Our policy is to seek to protect our intellectual property by, among other methods, filing U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

        Our patent portfolio relating to our proprietary technology is comprised of issued patents and pending patent applications which, in either case, we own directly or for which we are the exclusive or semi-exclusive licensee. Some of these patents and patent applications are foreign counterparts of U.S. patents or patent applications. We may not be able to maintain and enforce existing patents or obtain further patents for our products, processes and technologies, including for the diagnostic tests we are developing. Even if we are able to maintain our existing patents or obtain further patents, these patents may not provide us with substantial protection or be commercially beneficial. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate unimpeded by the patent rights of others. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed patent applications that are similar in scope to ours, and in the future are likely to file patent applications that are similar or identical in scope to ours or those of our licensors. We cannot predict whether any of our competitors' pending patent applications will result in the issuance of valid patents. Moreover, we cannot assure investors that any such patent applications will not have priority or dominate over our patents or patent applications. The invalidation of key patents owned by or licensed to us or non-approval of pending patent applications could increase competition, and materially adversely affect our business, financial condition and results of operations. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of our technologies, or, if patents are issued to us, design around the patented technologies developed by us.

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

* We depend upon our ability to license technologies, and the failure to license or otherwise acquire necessary technologies could harm our ability to sell our products or defend our intellectual property position.

        We hold various licenses to use certain technologies that we consider to be material to our business. Each of these licenses imposes a range of obligations on us and may be terminated if we breach the terms of any of the respective agreements. We may also be required to enter into additional licenses with third parties for other technologies that we consider to be necessary for our business. If we are unable to maintain our existing licenses or obtain additional technologies on acceptable terms, we could be required to develop alternative technologies, either alone or with others, in order to avoid infringing the intellectual property to which we no longer hold a license. This could require the tests we are developing to be re-configured, which could negatively impact the availability of our tests, once developed, for commercial sale and increase our development costs. Failure to license or otherwise acquire necessary technologies would harm our ability to market and sell our diagnostic products, once developed, which could materially adversely affect our business, financial condition and results of operations. In addition, any licenses we obtain from federally-funded institutions are subject to the march-in rights of the U.S. government.

* We may be the subject of costly and time-consuming lawsuits brought by third parties for alleged infringement of their proprietary rights, which could limit our ability to use certain technologies in the future, force us to redesign or discontinue our diagnostic products, or pay royalties to continue to sell our diagnostic products.

        Our success depends, in part, on us neither infringing patents or other proprietary rights of third parties nor breaching any licenses to which we are a party. We may be the subject of legal claims by third-parties that our technology or diagnostic products infringe their patents or otherwise violate their intellectual property rights. In addition, the technology that we license from third parties for use in our Helicos System could become subject to similar infringement claims. Infringement claims asserted against us or our licensors may have a material adverse effect on our business, results of operations or financial condition. Any claims, either with or without merit, could be time-consuming and expensive to defend, and could divert our management's attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts of money or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all, from third parties asserting an infringement claim; that we would be able to develop alternative technology on a timely basis, if at all; or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected products. Accordingly, an adverse determination could prevent us from offering the diagnostic tests we are developing. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources.

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

        Certain of our directors and executive officers and their affiliates collectively control a majority of our outstanding common stock as of June 30, 2010. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

The market price of our common stock may be volatile, which could result in substantial losses for our stockholders and subject us to securities class action litigation.

        Market prices of technology and healthcare companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  investors' perception of our ability to successfully implement our new long-term strategic focus and reposition our business;

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

        A majority of the shares of our common stock outstanding as of June 30, 2010 may be offered and sold by selling stockholders pursuant to effective registration statements on Forms S-3 declared effective by the SEC. In addition, up to 27,842,358 additional shares of our common stock may be offered and sold pursuant to effective registration statements by selling stockholders upon exercise of warrants. In addition, a majority of the other outstanding shares of our common stock and other warrants are eligible for resale by the holders of those shares pursuant to other effective registration statements or in exempt private transactions.

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

        We have registered the issuance of all shares of common stock that we have issued and may issue under our employee option plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance. In addition, as of June 30, 2010, there were 277,777 shares of common stock reserved for future issuance as charitable contribution to the Broad Institute, Inc. that will become eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act of 1933, as amended.

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

* Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

        Our common stock is listed on The NASDAQ Global Market. On April 14, 2010, we received a letter from The NASDAQ Stock Market LLC, or NASDAQ, advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. In addition, on June 28, 2010, we received a letter from NASDAQ advising that for the previous 30 consecutive business days, we failed to comply with the minimum market value of listed securities ("MVLS") requirement for continued listing on the NASDAQ Global Market. If we fail to comply with the minimum bid price or MVLS requirement or any other listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted from The NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

        Of the $52.2 million of gross proceeds we received in our initial public offering, including the exercise of the over-allotment options, through December 31, 2008, we have spent approximately $3.2 million on underwriting discounts and commissions and approximately $1.8 million for payment of expenses related to our initial public offering. Additionally, we have spent $16.6 million on pre-

production research and development expenses and $10.9 million on inventory. None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

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

Issuer Purchases of Equity Securities

        During the quarter ended June 30, 2010, we purchased 172,267 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about these purchases of restricted shares for the six months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2010	128,340	$1.05
February 1 to 28, 2010	7,452	1.02
March 1 to 31, 2010	133,254	0.79
April 1 to 30, 2010	62,674	0.79
May 1 to 31, 2010	39,102	0.65
June 1 to 30, 2010	70,491	0.44

Total	441,313

        Upon the termination of employees during the quarter ended June 30, 2010, 117,726 unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the six months ended June 30, 2010:

Period	Total Number of Shares Forfeited	Average Price Paid Per Share ($)
January 1 to 31, 2010	4,861	$1.10
February 1 to 28, 2010	25,070	1.02
March 1 to 31, 2010	—	—
April 1 to 30, 2010	2,501	0.90
May 1 to 31, 2010	110,223	0.63
June 1 to 30, 2010	5,002	0.47

Total	147,657

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

HELICOS BIOSCIENCES CORPORATION
Dated: August 16, 2010	By:	/s/ RONALD A. LOWY
	Name:	Ronald A. Lowy
	Title:	President and Chief Executive Officer (Principal Executive Officer)
Dated: August 16, 2010	By:	/s/ JEFFREY R. MOORE
	Name:	Jeffrey R. Moore
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1	*	Sixth Amendment to Lease by and between the Company and RB Kendall Fee, LLC dated June 9, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2010).
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications pursuant to 18 U.S.C. Section 1350

*
Previously filed.