Form 10-Q
period 2010-09-30
HELICOS BIOSCIENCES CORP
filed 2010-11-19
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of October 31, 2010, was 82,673,443 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

		Page
Part I—Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2010 and the cumulative period from May 9, 2003 (date of inception) through September 30, 2010	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2010 and the cumulative period from May 9, 2003 (date of inception) through September 30, 2010	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
Part II—Other Information
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	56
Item 3.	Defaults upon Senior Securities	59
Item 4.	Removed and Reserved	59
Item 5.	Other Information	59
Item 6.	Exhibits	59
SIGNATURES		60

Part I—Financial Information

Item 1.    Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	December 31, 2009	September 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$15,930	$1,850
Accounts receivable	848	197
Unbilled receivables	496	423
Inventory	6,827	3,294
Prepaid expenses and other current assets	424	204

Total current assets	24,525	5,968
Property and equipment, net	1,706	126
Restricted cash	225	225
Other assets	79	70

Total assets	$26,535	$6,389

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,005	$817
Accrued expenses and other current liabilities	3,632	1,789
Deferred revenue	5,705	7,347
Current portion of long-term debt	2,773	2,997

Total current liabilities	13,115	12,950
Long-term debt, net of current portion	2,081	—
Warrants	5,253	1,798
Other long-term liabilities	400	94

Total liabilities	20,849	14,842
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2009 and September 30, 2010, respectively; no shares issued and outstanding December 31, 2009 and September 30, 2010	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2009 and September 30, 2010, respectively; 79,370,610 and 81,582,252 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	79	82
Additional paid-in capital	173,272	179,063
Deficit accumulated during the development stage	(167,665)	(187,598)

Total stockholders' equity (deficit)	5,686	(8,453)

Total liabilities and stockholders' equity (deficit)	$26,535	$6,389

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 9, 2003 (date of inception) through September 30, 2010
	2009	2010	2009	2010
Product revenue	$1,100	$214	$2,221	$341	$2,702
Grant revenue	13	422	465	1,525	3,739

Total revenue	1,113	636	2,686	1,866	6,441

Costs and expenses
Cost of product revenue	451	94	1,096	270	1,519
Research and development	3,513	4,945	11,145	13,207	107,823
Selling, general and administrative	3,145	2,347	8,728	9,112	69,548
Impairment of long lived assets	—	1,894	—	1,894	1,894

Total costs and expenses	7,109	9,280	20,969	24,483	180,784

Operating loss	(5,996)	(8,644)	(18,283)	(22,617)	(174,343)
Interest income	5	1	67	18	4,152
Interest expense	(246)	(106)	(826)	(451)	(4,343)
Change in fair value of warrant liability	(710)	(130)	(710)	3,117	5,076

Net loss	(6,947)	(8,879)	(19,752)	(19,933)	(169,458)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	—	—	(18,140)

Net loss attributable to common stockholders	$(6,947)	$(8,879)	$(19,752)	$(19,933)	$(187,598)

Net loss attributable to common stockholders per share—basic and diluted	$(0.11)	$(0.11)	$(0.31)	$(0.25)

Weighted average number of common shares used in computation—basic and diluted	64,837,332	79,459,909	63,969,719	78,193,843

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Period from May 9, 2003 (date of inception) through September 30, 2010
	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(19,752)	$(19,933)	$(169,458)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,887	1,019	9,058
Amortization of lease incentive	(101)	(4)	(474)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	3,432	4,704	19,414
Noncash interest expense related to debt and warrants	255	193	1,070
Noncash gain related to change in fair value of warrant liability	710	(3,117)	(5,076)
Provisions on inventory	—	2,570	5,846
Loss on disposal of property and equipment	—	10	36
Gain on sale of property and equipment	—	(33)	(33)
Impairment of long lived assets	—	1,894	1,894
Changes in operating assets and liabilities:
Accounts receivable	171	651	(197)
Unbilled receivable	192	73	(173)
Inventory	(948)	(1,013)	(11,371)
Prepaid expenses and other current assets	(355)	42	(707)
Deferred revenue	(598)	1,514	7,219
Accounts payable	(25)	(188)	817
Accrued expenses and other current liabilities	123	(569)	3,370
Other long-term liabilities	(31)	—	557

Net cash used in operating activities	(15,040)	(12,187)	(138,061)

Cash flows from investing activities:
Purchases of property and equipment	(83)	(37)	(9,551)
Proceeds from the sale of fixed assets	—	33	33
Increase in restricted cash	—	—	(225)
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	—	—	34,709

Net cash used in investing activities	(83)	(4)	(9,743)

Cash flows from financing activities:
Proceeds from debt issuances	—	—	22,256
Payments on debt	(2,516)	(2,050)	(19,642)
Payments of debt issuance costs	—	—	(194)
Proceeds from initial public offering	—	—	49,011
Deferred initial public offering costs	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	66,405
Proceeds from bridge loan	—	—	350
Proceeds from issuance of common stock and common stock warrants	9,353	158	32,965
Proceeds from issuance of restricted common stock	—	—	338
Payments to employees for cancelled restricted common stock	—	—	(104)
Proceeds from exercise of stock options	42	3	107

Net cash (used in) provided by financing activities	6,879	(1,889)	149,654

Net (decrease) increase in cash and cash equivalents	(8,244)	(14,080)	1,850
Cash and cash equivalents, beginning of period	19,713	15,930	—

Cash and cash equivalents, end of period	$11,469	$1,850	$1,850

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

        Helicos BioSciences Corporation ("Helicos" or the "Company") is a life sciences company focused on innovative genetic analysis technologies. Helicos has developed a proprietary technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. Helicos is a Delaware corporation and was incorporated on May 9, 2003.

        The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at September 30, 2010, as defined by the Financial Accounting Standards Board ("FASB"). The Company's fiscal year ends on December 31. The Company operates as one reportable segment.

        As previously disclosed in the Company's quarterly and periodic reports with the Securities and Exchange Commission, in the first quarter of 2010, the Company began a process of considering alternatives to its long-term strategic focus, including a repositioning of the Company in the genetic analysis markets. As a result of this process, on June 25, 2010, the Company announced that it had launched its diagnostics business and that it was in early stages of validating molecular diagnostic (MDx) tests that utilize its HeliScope® Single Molecule Sequencer. To date, the Company's research and development team has made progress in developing two prototype tests. The first test is for the detection of gene mutations indicative of a woman's increased risk of developing hereditary breast or ovarian cancer. The second prototype is a non-invasive prenatal diagnostic test. Nevertheless, despite this scientific progress, and a lengthy and comprehensive financing initiative supported by a nationally recognized investment bank during the second and third quarter of 2010, the Company was unable to secure any long-term equity financings or financing arrangements with strategic partners during the third quarter of 2010. The Company has had numerous meetings with prospective investors and corporate partners and has not been able to secure a bona-fide offer for financing or a strategic transaction. In addition, the Company has had very limited commercial activity to date during fiscal 2010. Further, as of September 30, 2010 and November 10, 2010, the Company only had $1.9 million and $1.8 million, respectively, in cash and cash equivalents.

        As previously disclosed, on May 11, 2010, the Board of Directors of the Company (the "Board") approved a reduction in headcount and restructuring plan (the "May Restructuring Plan") which involved the consolidation and reorganization of its operations in order to reduce operating costs. The May Restructuring Plan resulted in the elimination of approximately 40 positions during the second fiscal quarter of 2010. In order to further reduce operating costs and preserve cash, on September 15, 2010, the Board approved a subsequent reduction in headcount and restructuring plan (the "September Restructuring Plan") which involved the consolidation and reorganization of its operations. The September Restructuring Plan eliminated approximately 14 positions during the third quarter of 2010. The Company entered the fourth quarter of 2010 with approximately 24 employees. In addition, during the third quarter of 2010, as a result of the inability to complete the financing referenced above and the subsequent change in business direction, the Company recorded charges of $2.6 million in connection with a write-off of certain of its inventory that is no longer used in the business and $1.9 million in connection with the impairment of certain long-lived assets.

        Going forward, the Company plans to deploy its limited resources by focusing on intellectual property monetization and concentrating its research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which may enable the Company to seek

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives. As of the date of this filing, the Company does not have adequate resources and will need to generate additional funding from various sources including contract sequencing service projects, strategic collaborations and licensing activities. On October 14, 2010, Helicos announced the launch of a technology licensing program for its Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property. The Company plans to defend its intellectual property rights through licensing and enforcement strategies. In this regard, on October 22, 2010, the Company filed an amended complaint against Pacific Biosciences by naming Illumina, Inc. and Life Technologies Corporation as additional defendants. The amended lawsuit alleges that the defendants willfully infringe the Company's patents in suit by using their respective technologies, sequencing systems and products which the Company alleges are within the scope of one or more claims of the Company's patents in suit. Helicos is seeking a permanent injunction enjoining the defendants from further infringement as well as monetary and punitive damages, costs and attorneys' fees, interest and other relief as determined by the Court. See Part II, Item 1, Legal Proceedings, for more information.

        The Company entered the fourth quarter of 2010 without any prospects of securing long-term financing from outside investors. An Independent Committee of the Board evaluated the alternatives available to the Company and determined that a bridge financing lead by certain inside investors was in the best interests of the Company's stakeholders in view of the Company's current financial and operating condition, and would best position the Company to continue operations for the remainder of 2010 and into 2011. The Independent Committee met multiple times to consider the alternatives and reached the conclusion that the bridge financing was the best alternative for generating value for stakeholders. As a result, the Company entered into an insider bridge loan facility with two of the four venture capital firms which decided to participate in the bridge financing and whose representatives are members of the Board. In connection with this transaction, the Company entered into a Subordinated Secured Note Purchase Agreement (the "Note Purchase Agreement") with investment funds affiliated with Atlas Venture and Flagship Ventures (the "Purchasers"), pursuant to which the Company has agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the "Notes"), a portion of which is committed and a portion of which is optional (the "Bridge Debt Financing"). Upon the effective date of the Note Purchase Agreement, the Purchasers purchased Notes having an aggregate principal amount of $333,333. Subject to the Company's continued compliance with the terms of the Note Purchase Agreement, including that there not be an event of default thereunder, upon notice from the Company the Purchasers are committed to purchase an aggregate of an additional $333,333 of Notes in each of five subsequent closings, for a total aggregate committed amount of $2,000,000. The Purchasers also have the right, but not the obligation, upon the Company's request to purchase up to an additional $2,000,000 of Notes on or before December 31, 2012.

        The Notes will accrue interest at a rate of 10% per annum plus a risk premium as described below. The outstanding principal and any unpaid accrued interest on all of the Notes shall be due and payable in full (i) upon demand by the Purchasers, which demand shall be no earlier than December 31, 2012, (ii) upon the Company receiving at least $10,000,000 in proceeds from a subsequent equity financing, (iii) upon a change of control of the Company or (iv) upon an event of default. A Purchaser may elect to convert principal and interest outstanding under any of the Notes upon the closing of any future round of equity or debt financing of the Company into shares, and at

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

the per share price, of the securities issued at such financing. Simultaneous with execution of the Note Purchase Agreement, the Company and the requisite parties entered into an Amendment to the Amended and Restated Investor Rights Agreement, dated as of March 1, 2006, by and among the Company and the parties specified therein, including the Purchasers (the "IRA Amendment"), pursuant to which the Purchasers will be entitled to demand and piggyback registration rights consistent with the terms of the Purchasers' existing registration rights for any securities issued upon conversion of the Notes.

        The Company's obligations under the Notes are subordinated to the indebtedness incurred by the Company under the Loan and Security Agreement among the Company, certain lenders (the "Lenders") and General Electric Capital Corporation ("GE"), as agent, dated as of December 31, 2007, as amended (the "Loan Agreement"). The Company's obligations under the Notes are secured by a security interest on all of the Company's assets, including its intellectual property, that, with regard to all of the Company's assets other than the cause of action that is the subject of the intellectual property litigation against Pacific Biosciences, Illumina and Life Technologies (and any recovery therefrom) (the "Cause of Action"), is junior to the Lenders' first priority security interest under the Loan Agreement, and with regard to the Cause of Action, is junior to the Lenders' first priority security interest under the Loan Agreement and the second priority security interest of the Company's outside legal counsel that is representing the Company in the Cause of Action (the "Outside IP Litigation Counsel").

        As an inducement for the Purchasers to purchase the Notes, the Company entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the "Risk Premium Agreement") simultaneous with the execution of, and as required by, the Note Purchase Agreement. Under the terms of the Risk Premium Agreement, the Company has agreed to pay the Purchasers the following portions of the consideration the Company receives (the "Payment Consideration") in Liquidity Transactions, as defined below: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, "Risk Premium Payments"). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts the Company uses to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements (including the contingency fee arrangement between the Company and the Outside IP Litigation Counsel relating to the Cause of Action) and obligations that may arise under existing technology license agreements (the "Existing IP Licensing Agreements") between the Company and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology (as previously disclosed by the Company, under the Existing IP Licensing Agreements, the Company is obligated to pay license fees in connection with the licensing, sublicensing, legal settlements or sales of specified intellectual property or services provided to third parties ranging from a single digit percentage up to one-half of the income from those activities). For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by the Company of payments from third parties relating to the intellectual property portfolio of

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

the Company, including payments received as a license or other settlement in patent infringement litigation brought by the Company ("IP Licensing Events"); (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by the Company of all or substantially all of its assets or intellectual property.

        In connection with the Bridge Debt Financing, on November 16, 2010, the Company, GE and the Lenders executed the Fourth Amendment to the Loan and Security Agreement, dated November 16, 2010 (the "Fourth Amendment"). Pursuant to the Fourth Amendment, GE and the Lenders waived various existing events of default and consented to the Company's incurrence of indebtedness and grant of a junior security interest to the Purchasers under the Note Purchase Agreement. The Company amended warrants previously issued to the Lenders to re-price the Warrants from $4.80 to $0.01 and GE and the Lenders agreed to defer a $200,000 payment due January 31, 2011 to the term loan maturity date. In addition, subject to the Company's continued compliance with the terms of the Loan Agreement, including that there not be an event of default thereunder, GE and the Lenders agreed to defer up to five additional principal monthly payments with respect to the term loan. Also pursuant to the Fourth Amendment, the Company agreed to grant the Lenders a first priority security interest in all of the Company's intellectual property and to pay the Lenders an additional $50,000 to $200,000 (depending upon how many principal payments are deferred) upon the full repayment of all outstanding amounts due with respect to the term loans. Under the terms of the Loan and Security Agreement prior to its amendment by the Fourth Amendment, the scope of the Lenders' first priority security interest included all of the Company's assets other than intellectual property.

        In connection with the Bridge Debt Financing and the Fourth Amendment and as security for the Company's obligations under its contingency fee arrangement with Outside IP Litigation Counsel relating to the Cause of Action, the Company and the Outside IP Litigation Counsel entered into a Subordinated Security Agreement pursuant to which the Company agreed to grant the Outside IP Litigation Counsel a second priority security interest in the Cause of Action. Under the terms of the contingency fee arrangement, the Company is obligated to pay Outside IP Litigation Counsel up to 40% of the proceeds paid to the Company in connection with the settlement, judgment or other resolution of the Cause of Action or certain business transactions resulting from or relating to the Cause of Action.

        In approving the transactions relating to the Bridge Debt Financing and the Fourth Amendment, the Board of Directors of the Company approved a management incentive plan pursuant to which participants in the plan will be entitled to receive, in the aggregate, an amount equal to 7.5% of the Payment Consideration resulting from IP Licensing Events (which, as noted above, represents gross proceeds from IP Licensing Events less various contractual and contingent payments described above) (the "Management Incentive Plan"). The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Compensation Committee of the Board of Directors of the Company.

        The agreements and arrangements described above and all of the transactions contemplated by those agreements were approved by an independent committee of the Board of Directors of the Company. In addition, Noubar B. Afeyan, PhD, who is the founder, a Managing Partner and the Chief Executive Officer of Flagship Ventures, and Peter Barrett, who is a Partner of Atlas Venture, abstained from the vote of the Board of Directors of the Company approving the transactions.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

        Although the Company believes that the HeliScope Sequencer has unique utility across a broad array of MDx tests, due to significant financial and resource constraints, the Company has discontinued the plan to develop its own genetic testing laboratory certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA). Nevertheless, the Company still believes that diagnostics applications may benefit from the specific features of the Helicos System, including the platform's ability to sequence non-amplified natural DNA and RNA directly, quantitative accuracy, high throughput, ability to use small sample quantities in simple and cost effective preparation methods, as well as lack of biases typically seen with sample amplification.

        Notwithstanding recent workforce reductions, restructurings, and the bridge financing, the Company may not have sufficient funds to pursue its business priorities. The Company will require significant additional capital in the first half of 2011 to continue its operations. As a result, the Company is no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due and, despite the restructuring of the Company's credit facility with GE Capital discussed above, this inability to remain current increases the likelihood that GE Capital could declare a default under the credit facility in the near-term, including with regard to solvency. These workforce reductions, as well as curtailed financial resources, will further impact the Company's ability to implement its business priorities. In addition, these constraints have caused the Company to significantly scale back service support and reagent supply to its current installed base. The Company has also significantly curtailed collaborative activities with other parties. Nevertheless, the Company believes that these actions will preserve the Company's viability and provide additional time to execute its business priorities.

        On June 28, 2010, the Company received a letter from The NASDAQ Stock Market LLC ("NASDAQ") advising that for the previous 30 consecutive business days, the Company failed to comply with the minimum market value of listed securities ("MVLS") requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 5450(b)(2)(A) and that the Company did not otherwise satisfy the criteria for continued listing pursuant to NASDAQ Marketplace Rule 5450(b). NASDAQ stated in its letter that in accordance with NASDAQ Marketplace Rule 5810(c)(3)(C), the Company will be provided 180 calendar days, or until December 27, 2010, to regain compliance with the MVLS continued listing requirement. MVLS is calculated by multiplying the total shares outstanding by the daily closing bid price. The NASDAQ letter also states that if, at any time before December 27, 2010, the MVLS of the Company's common stock closes at $50,000,000 or more for a minimum of 10 consecutive business days, the NASDAQ staff will provide the Company with written notification that it has achieved compliance with the MVLS continued listing requirement and the matter will be closed. On October 12, 2010, the Company received a delisting determination letter from NASDAQ due to the Company's failure to regain compliance with the NASDAQ Global Market's minimum bid price requirement for continued listing as set forth in Listing Rule 5450(a)(1). In addition, the Company has not yet held its annual meeting of stockholders for fiscal 2010 which is an additional requirement for Helicos to comply with in order to maintain its continued listing on NASDAQ. Based on the unlikely ability of the Company to meet the NASDAQ MLVS requirements due to the state of its finances and near-term business prospects, on November 12, 2010, the Company withdrew its appeal to NASDAQ. As a result, the Company's securities were delisted from the NASDAQ Global Market and the trading of the Company's common stock was suspended before the opening of business on November 16, 2010, and a Form 25-NSE will be filed with the Securities and

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

Exchange Commission which will remove the Company's securities from listing and registration on The NASDAQ Stock Market. The Company has been advised by Pink OTC Markets Inc., which operates an electronic quotation service for securities traded over-the-counter ("OTC"), that its securities are immediately eligible for quotation on the OTCQB. The OTCQB is a market tier for OTC traded companies that are registered and reporting with the Securities and Exchange Commission. The Company has also been advised that its shares will continue to trade under the symbol HLCS. Investors can now view real time stock quotes for HLCS at http://www.otcmarkets.com.

        Please see Part II, Item 1A, in this Form 10-Q, for risks related to ownership of the Company's common stock.

        The Company's future capital requirements will depend on many factors, and the Company may require additional capital beyond its currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given the Company's prospects, the current economic environment and restricted access to capital markets. The continued depletion of the Company's resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to the Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict its ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce its economic potential from any adjustments to its existing long-term strategy. If the Company is unable to execute its operations according to its plans or to obtain additional financing, the Company may be forced to cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should the Company be unable to continue as a going concern.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects its losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on the Company's working capital, total assets and stockholders' equity. As of September 30, 2010 and November 10, 2010, the Company had $1.9 million and $1.8 million, respectively, in cash and cash equivalents. The Company will, during the first half of 2011, require significant additional capital to continue its operations. Because the Company's present capital resources are not sufficient to fund its planned operations for a twelve month period as of the date of the Annual Report on Form 10-K for the year ended December 31, 2009, the Company's current financial resources raise substantial doubt about its ability to continue as a going concern.

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

3. Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. During the quarter ended September 30, 2010, the Company recorded a $2.6 million charge to research and development expenses to write-off excess inventory.

        The components of inventory are as follows (in thousands):

	December 31, 2009	September 30, 2010
Raw materials	$372	$—
Work in process	2,462	—
Finished goods	3,993	3,294

Total inventory	$6,827	$3,294

4. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for both periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the three and nine months ended September 30, 2009 and 2010, all potential common shares have been excluded from the computation of the dilutive net loss per

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Net Loss per Share (Continued)

share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	September 30,
	2009	2010
Stock options	4,812,764	2,514,108
Unvested restricted stock	1,501,838	2,010,888
Warrants	24,294,589	27,952,358

	30,609,191	32,477,354

5. Stock-Based Compensation

        The Company recognized stock-based compensation expense on all employee and non-employee awards as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Selling, general and administrative	$818	$912	$2,220	$3,530
Research and development	419	243	1,212	1,174

Total	$1,237	$1,155	$3,432	$4,704

        During the nine months ended September 30, 2009, the Company granted 1,409,521 stock options at an exercise price of $1.04 per share, 82,260 stock options at an exercise price of $0.78 per share, 100,000 stock options at an exercise price of $0.62 per share, 5,000 stock options at an exercise price of $0.54 per share, 233,330 stock options at an exercise price of $0.79 per share, and 783,696 at an exercise price of $2.72 per share. During the nine months ended September 30, 2009, the Company granted 1,749,591 shares of restricted stock. During the nine months ended September 30, 2010, the Company granted 10,750 stock options at an exercise price of $1.00 per share, 2,000 stock options at an exercise price of $0.7625 per share and 3,079,227 shares of restricted stock.

        For the nine months ended September 30, 2009 and 2010, the fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine months ended September 30,
	2009	2010
Expected volatility	63.2%	94.1%
Expected life in years	6.0	6.0
Weighted average risk-free interest rate	2.2%	1.3%
Expected dividends	0.0%	0.0%

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

        The Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2010 are measured in accordance with FASB standards. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Fair Value Measurement (Continued)

        The following table represents the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
($ in thousands)
Money market funds	$—	$53	$—	$53
Warrant liability	—	—	$1,798	$1,798

        The Company's money market funds were valued at September 30, 2010 using calculated net asset values and are therefore classified as Level 2. The Company's warrant liability was valued at September 30, 2010 using a Black-Scholes model and is therefore classified as Level 3.

        The following tables roll forward the fair value of our warrant liability, whose fair value is determined by Level 3 inputs for the 2010 period presented:

Balance at December 31, 2009	$5,253

Exercise warrants	(141)
Change in fair value	(1,452)

Balance at March 31, 2010	$3,660

Exercise warrants	(196)
Change in fair value	(1,796)

Balance at June 30, 2010	$1,668

Exercise warrants	—
Change in fair value	130

Balance at September 30, 2010	$1,798

        The valuation of the warrant liability is discussed further in Note 7.

        The carrying amount of the Company's debt approximates its fair value at December 31, 2009 and September 30, 2010.

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

        In connection with the September 2009 Offering, the Company issued warrants to purchase an aggregate of 2,322,509 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants have an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. In connection with the December 2009 Offering, the exercise price for the warrants issued in this transaction was subsequently reduced to $0.3124 per share in accordance with the terms of the warrant. For the three month period ending September 30, 2010 the Company recorded an expense in the amount of $54,000 and for the nine month period ending September 30, 2010 the Company recorded a gain of $1.1 million, respectively, for the change in the fair value of the warrant liability. During the nine months ended September 30, 2010, 502,231 warrant shares from the September 2009 Offering were exercised into common stock at an exercise price of $0.3124.

        In connection with the September 2009 Offering, the Company entered into a registration rights agreement (the "September 2009 Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that the Company will file a "resale" registration statement covering all of the shares of common stock and the shares of common stock issuable upon exercise of the warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, within 15 days of the closing of the September 2009 Offering. The Company currently maintains an effective registration statement relating to these shares (File No. 333-162240). Under the terms of the September 2009 Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or 1% in the event of suspensions of prospectus delivery or if, at any time after six months following the closing of the September 2009 Offering, the Company ceases to be current in its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor. The Company has not recorded an amount associated with the contingent obligation regarding the cash penalties as of September 30, 2010 as the Company believes that the contingent obligation to make future payments is not probable.

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

        In connection with the December 2009 Offering, the Company issued warrants to purchase an aggregate of 4,160,000 shares of common stock. The warrants have an exercise price of $1.44 per share and have a five and a half year term. The fair value of the warrants was estimated at $2.7 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.43%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. For the three month period ending September 30, 2010 the Company recorded an expense in the amount of $76,000 and for the nine month period ending September 30, 2010 the Company recorded a gain of $2.0 million, respectively, for the change in the fair value of the warrant liability.

8. Debt

        As of December 31, 2009 and September 30, 2010, the outstanding balance on a loan and security agreement was $4.9 million and $3.0 million, respectively.

        As of September 30, 2010, loan payable payments are due as follows (in thousands):

2010	$788
2011	2,439
Thereafter	—

Total future minimum payments	3,227
Less: amount representing interest	(733)
Add: amortization of debt discount	503

Carrying value of debt	$2,997

        As of September 30, 2010, the loan and security agreement did not require the Company to comply with any financial covenants.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Debt (Continued)

        The loan and security agreement contains a subjective material adverse clause, which allows the debt holders to call the loans upon a material adverse event. Based on an updated assessment of the terms of the loan and security agreement, the entire balance due is classified in the current liabilities section in the accompanying balance sheet at September 30, 2010.

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

        The Company incurred restructuring charges relating to one-time termination benefits of approximately $667,000 in the second quarter of 2010, of which $543,000 was recorded in research and development expense and $124,000 was recorded in selling, general and administrative expense. These charges represent employee severance and termination costs as well as facility consolidation costs, which were partially paid out during the second quarter of 2010. In the third quarter the Company reversed $118,000 of severance expenses in connection with an employee waiving his severance in exchange for the Company waiving elements of their non-compete agreement. The Company expects that payments associated with the restructuring provision will end in the fourth quarter of 2010.

        A summary of restructuring activity is as follows:

	Expense May 13, 2010	Payments/ Settlements	Balance September 30, 2010
($ in thousands)
Employee severance, benefits and related costs:
Salaries and Benefits	$548	$(541)	$7
Outplacement	35	(35)	—
Other costs—facility consolidation related	84	(84)	—

Total	$667	$(660)	$7

        On September 15, 2010, the Board of Directors of the Company approved a reduction in headcount and restructuring plan (the "September Restructuring Plan") which involved the consolidation and reorganization of its operations in order to reduce operating costs. The September Restructuring Plan resulted in the elimination of approximately 14 positions during the third fiscal quarter of 2010. Employees directly affected by the September Restructuring Plan were notified on September 16, 2010, and have been provided with severance arrangements including outplacement assistance. These actions were approved as part of the Company's repositioning strategy in the diagnostics market.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Restructuring (Continued)

        The Company incurred restructuring charges relating to one-time termination benefits of approximately $172,000 in the third quarter of 2010, all of which was recorded in research and development expense. These charges represent employee severance and termination costs. The Company expects that payments associated with the restructuring provision will continue into the first quarter of 2011.

        A summary of restructuring activity is as follows:

	Expense September 16, 2010	Payments/ Settlements	Balance September 30, 2010
($ in thousands)
Employee severance, benefits and related costs:
Salaries and Benefits	$164	$—	$164
Outplacement	8	—	8

Total	$172	$—	$172

10. Impairment of Long Lived Assets

        During the third quarter of 2010, the Company altered its business direction as a result of its inability to raise funding to support the repositioning of the Company in the genetic analysis markets. As a result, the Company redirected its efforts to focus on a technology licensing and enforcement program to monetize the value of its intellectual property portfolio and to deploy its limited resources by concentrating its research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which may enable the Company to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives.

        As a result of this altered business direction the Company undertook an analysis of the ongoing carrying value of its long lived assets. The Company determined that the ongoing value of certain laboratory equipment was equivalent to its liquidation value, which the Company estimated was approximately ten percent of the original purchase price based on the value realized by other similarly situated life science companies that have been forced to realize value through a liquidation process.

        Based on this analysis, during the three months ended September 30, 2010, the Company recorded an impairment charge related to long lived assets of approximately $1.9 million, of which approximately $1.8 million was related to assets used in research and development and approximately $0.1 million was related to assets used for selling, general and administrative purposes. These charges were derived from the net book value of the assets. The remaining book values of the Company's long lived assets are equivalent to ten percent of the purchase price for certain laboratory equipment and the remaining unamortized value of certain intangible assets related to acquired intellectual property.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Subsequent Events

Bridge Financing and Senior Debt Restructuring

        The Company entered the fourth quarter of 2010 without any prospects of securing long-term financing from outside investors. An Independent Committee of the Board evaluated the alternatives available to the Company and determined that a bridge financing lead by certain inside investors was in the best interests of the Company's stakeholders in view of the Company's current financial and operating condition, and would best position the Company to continue operations for the remainder of 2010 and into 2011. The Independent Committee met multiple times to consider the alternatives and reached the conclusion that the bridge financing was the best alternative for generating value for stakeholders. As a result, the Company entered into an insider bridge loan facility with two of the four venture capital firms which decided to participate in the bridge financing and whose representatives are members of the Board. In connection with this transaction, the Company entered into a Subordinated Secured Note Purchase Agreement (the "Note Purchase Agreement") with investment funds affiliated with Atlas Venture and Flagship Ventures (the "Purchasers"), pursuant to which the Company has agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the "Notes"), a portion of which is committed and a portion of which is optional (the "Bridge Debt Financing"). Upon the effective date of the Note Purchase Agreement, the Purchasers purchased Notes having an aggregate principal amount of $333,333. Subject to the Company's continued compliance with the terms of the Note Purchase Agreement, including that there not be an event of default thereunder, upon notice from the Company the Purchasers are committed to purchase an aggregate of an additional $333,333 of Notes in each of five subsequent closings, for a total aggregate committed amount of $2,000,000. The Purchasers also have the right, but not the obligation, upon the Company's request to purchase up to an additional $2,000,000 of Notes on or before December 31, 2012.

        The Notes will accrue interest at a rate of 10% per annum plus a risk premium as described below. The outstanding principal and any unpaid accrued interest on all of the Notes shall be due and payable in full (i) upon demand by the Purchasers, which demand shall be no earlier than December 31, 2012, (ii) upon the Company receiving at least $10,000,000 in proceeds from a subsequent equity financing, (iii) upon a change of control of the Company or (iv) upon an event of default. A Purchaser may elect to convert principal and interest outstanding under any of the Notes upon the closing of any future round of equity or debt financing of the Company into shares, and at the per share price, of the securities issued at such financing. Simultaneous with execution of the Note Purchase Agreement, the Company and the requisite parties entered into an Amendment to the Amended and Restated Investor Rights Agreement, dated as of March 1, 2006, by and among the Company and the parties specified therein, including the Purchasers (the "IRA Amendment"), pursuant to which the Purchasers will be entitled to demand and piggyback registration rights consistent with the terms of the Purchasers existing registration rights for any securities issued upon conversion of the Notes.

        The Company's obligations under the Notes are subordinated to the indebtedness incurred by the Company under the Loan and Security Agreement among the Company, certain lenders (the "Lenders") and General Electric Capital Corporation ("GE"), as agent, dated as of December 31, 2007, as amended (the "Loan Agreement"). The Company's obligations under the Notes are secured by a security interest on all of the Company's assets, including its intellectual property, that, with regard to

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Subsequent Events (Continued)

all of the Company's assets other than the cause of action that is the subject of the intellectual property litigation against Pacific Biosciences, Illumina and Life Technologies (and any recovery therefrom) (the "Cause of Action"), is junior to the Lenders' first priority security interest under the Loan Agreement, and with regard to the Cause of Action, is junior to the Lenders' first priority security interest under the Loan Agreement and the second priority security interest of the Company's outside legal counsel that is representing the Company in the Cause of Action (the "Outside IP Litigation Counsel").

        As an inducement for the Purchasers to purchase the Notes, the Company entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the "Risk Premium Agreement") simultaneous with the execution of, and as required by, the Note Purchase Agreement. Under the terms of the Risk Premium Agreement, the Company has agreed to pay the Purchasers the following portions of the consideration the Company receives (the "Payment Consideration") in Liquidity Transactions, as defined below: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, "Risk Premium Payments"). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts the Company uses to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements (including the contingency fee arrangement between the Company and the Outside IP Litigation Counsel relating to the Cause of Action) and obligations that may arise under existing technology license agreements (the "Existing IP Licensing Agreements") between the Company and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology, (as previously disclosed by the Company, under the existing IP Licensing agreements, the Company is obligated to pay license fees in connection with the licensing, sublicensing, legal settlements, or sales of specified intellectual property or services provided to third parties ranging from a single digit percentage up to one-half of the income from those activities). For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by the Company of payments from third parties relating to the intellectual property portfolio of the Company, including payments received as a license or other settlement in patent infringement litigation brought by the Company ("IP Licensing Events"); (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by the Company of all or substantially all of its assets or intellectual property.

        In connection with the Bridge Debt Financing, on November 16, 2010, the Company, GE and the Lenders executed the Fourth Amendment to the Loan and Security Agreement, dated November 16, 2010 (the "Fourth Amendment"). Pursuant to the Fourth Amendment, GE and the Lenders waived various existing events of default and consented to the Company's incurrence of indebtedness and grant of a junior security interest to the Purchasers under the Note Purchase Agreement. The Company amended warrants previously issued to the Lenders to re-price the Warrants from $4.80 to $0.01 and GE and the Lenders agreed to defer a $200,000 payment due January 31, 2011 to the term loan maturity date. In addition, subject to the Company's continued compliance with the terms of the Loan

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Subsequent Events (Continued)

Agreement, including that there not be an event of default thereunder, GE and the Lenders agreed to defer up to five additional principal monthly payments with respect to the term loan. Also pursuant to the Fourth Amendment, the Company agreed to grant the Lenders a first priority security interest in all of the Company's intellectual property and to pay the Lenders an additional $50,000 to $200,000 (depending upon how many principal payments are deferred) upon the full repayment of all outstanding amounts due with respect to the term loans. Under the terms of the Loan and Security Agreement prior to its amendment by the Fourth Amendment, the scope of the Lenders' first priority security interest included all of the Company's assets other than intellectual property.

        In connection with the Bridge Debt Financing and the Fourth Amendment and as security for the Company's obligations under its contingency fee arrangement with Outside IP Litigation Counsel relating to the Cause of Action, the Company and the Outside IP Litigation Counsel entered into a Subordinated Security Agreement pursuant to which the Company agreed to grant the Outside IP Litigation Counsel a second priority security interest in the Cause of Action. Under the terms of the contingency fee arrangement, the Company is obligated to pay outside IP Litigation Counsel up to 40% of the proceeds paid to the Company in connection with the settlement, judgement, or other resolution of the Cause of Action or certain business transactions resulting from or relating to the Cause of Action.

        In approving the transactions relating to the Bridge Debt Financing and the Fourth Amendment, the Board of Directors of the Company approved a management incentive plan pursuant to which participants in the plan will be entitled to receive, in the aggregate, an amount equal to 7.5% of the Payment Consideration resulting from IP Licensing Events (which, as noted above, represents gross proceeds from IP Licensing Events less various contractual and contingent payments described above) (the "Management Incentive Plan"). The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Compensation Committee of the Board of Directors of the Company.

        The agreements and arrangements described above and all of the transactions contemplated by those agreements were approved by an independent committee of the Board of Directors of the Company. In addition, Noubar B. Afeyan, PhD, who is the founder, a Managing Partner and the Chief Executive Officer of Flagship Ventures, and Peter Barrett, who is a Partner of Atlas Venture, abstained from the vote of the Board of Directors of the Company approving the transactions.

NASDAQ Delisting

        On June 28, 2010, the Company received a letter from The NASDAQ Stock Market LLC ("NASDAQ") advising that for the previous 30 consecutive business days, the Company failed to comply with the minimum market value of listed securities ("MVLS") requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 5450(b)(2)(A) and that the Company did not otherwise satisfy the criteria for continued listing pursuant to NASDAQ Marketplace Rule 5450(b). NASDAQ stated in its letter that in accordance with NASDAQ Marketplace Rule 5810(c)(3)(C), the Company will be provided 180 calendar days, or until December 27, 2010, to regain compliance with the MVLS continued listing requirement. MVLS is calculated by multiplying the total shares outstanding by the daily closing bid price. The NASDAQ letter also states that if, at any time before December 27, 2010, the MVLS of the Company's common stock closes at $50,000,000

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Subsequent Events (Continued)

or more for a minimum of 10 consecutive business days, the NASDAQ staff will provide the Company with written notification that it has achieved compliance with the MVLS continued listing requirement and the matter will be closed. On October 12, 2010, the Company received a delisting determination letter from NASDAQ due to the Company's failure to regain compliance with the NASDAQ Global Market's minimum bid price requirement for continued listing as set forth in Listing Rule 5450(a)(1). In addition, the Company has not yet held its annual meeting of stockholders for fiscal 2010 which is an additional requirement for Helicos to comply with in order to maintain its continued listing on NASDAQ. Based on the unlikely ability of the Company to meet the NASDAQ MLVS requirements due to the state of its finances and near-term business prospects, on November 12, 2010, the Company withdrew its appeal to NASDAQ. As a result, the Company's securities were delisted from the NASDAQ Global Market and the trading of the Company's common stock was suspended before the opening of business on November 16, 2010, and a Form 25-NSE will be filed with the Securities and Exchange Commission which will remove the Company's securities from listing and registration on The NASDAQ Stock Market. The Company has been advised by Pink OTC Markets Inc., which operates an electronic quotation service for securities traded over-the-counter ("OTC"), that its securities are immediately eligible for quotation on the OTCQB. The OTCQB is a market tier for OTC traded companies that are registered and reporting with the Securities and Exchange Commission. The Company has also been advised that its shares will continue to trade under the symbol HLCS. Investors can now view real time stock quotes for HLCS at http://www.otcmarkets.com.

        Please see Part II, Item 1A, in this Form 10-Q, for risks related to ownership of the Company's common stock.

Qualified Therapeutic Discovery Project Grant Funds

        The Company has been awarded three federal grants totaling approximately $722,000 under the Patient Protection and Affordable Care Act of 2010, of which $470,000 will be received during the fourth quarter of 2010 and the balance will be received during the first half of 2011 provided that the Company continues to qualify for funding under the program. The grants were awarded under the Qualified Therapeutic Discovery Project (QDTP) aimed towards producing products that diagnose diseases or determine molecular factors related to diseases by developing molecular diagnostics to guide therapeutic decisions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in this Form 10-Q, including but not limited to, statements regarding our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as "may," "will," "should," "expects," "plans," "anticipates," "intends," "targets," "projects," "contemplates," "believes," "seeks," "goals," "estimates," "predicts," "potential" and "continue" or similar words. Readers are cautioned that these forward- looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. "Risk Factors" and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Business Overview

        Helicos BioSciences Corporation is a life sciences company focused on innovative genetic analysis technologies. Our proprietary True Single Molecule Sequencing (tSMS)™ technology enables rapid analysis of genetic material by directly sequencing single molecules of DNA or single DNA copies of RNA (cDNA) and our newest approach of direct sequencing of RNA. Our tSMS approach differs from current methods of sequencing DNA or RNA because it analyzes individual molecules of DNA directly instead of analyzing a large number of copies of the molecule produced through complex sample preparation techniques. Our tSMS technology eliminates the need for costly, labor-intensive and time-consuming sample preparation techniques, such as amplification or cloning, which are required by other methods to produce a sufficient quantity of genetic material for analysis.

        Our Helicos® Genetic Analysis Platform is designed to obtain sequencing information by repetitively performing a cycle of biochemical reactions on individual DNA or RNA molecules and imaging the results after each cycle. The platform consists of an instrument called the HeliScope® Single Molecule Sequencer, an image analysis computer tower called the HeliScope™ Analysis Engine, associated reagents, which are chemicals used in the sequencing process, and disposable supplies.

        As previously disclosed in our quarterly and periodic reports with the Securities and Exchange Commission, in the first quarter of 2010, we began a process of considering alternatives to our long-term strategic focus, including a repositioning of our business in the genetic analysis markets. As a result of this process, on June 25, 2010, we announced that we had launched our diagnostics business and that we were in early stages of validating molecular diagnostic (MDx) tests that utilize our HeliScope Sequencer. To date, our research and development team has made progress in developing two prototype tests. The first test is for the detection of gene mutations indicative of a woman's increased risk of developing hereditary breast or ovarian cancer. The second prototype is a non-invasive prenatal diagnostic test. Nevertheless, despite this scientific progress, and a lengthy and comprehensive financing initiative supported by a nationally recognized investment bank during the second and third quarter of 2010, we were unable to secure any long-term equity financings or financing arrangements with strategic partners during the third quarter of 2010. We have had numerous meetings with prospective investors and corporate partners and have not been able to secure a bona-fide offer for financing or a strategic transaction. In addition, we have had very limited commercial activity to date during fiscal 2010. Further, as of September 30, 2010 and November 10, 2010, we only had $1.9 million and $1.8 million, respectively, in cash and cash equivalents.

        As previously disclosed, on May 11, 2010, our Board of Directors (the "Board") approved a reduction in headcount and restructuring plan (the "May Restructuring Plan") which involved the consolidation and reorganization of our operations in order to reduce operating costs. The May Restructuring Plan resulted in the elimination of approximately 40 positions during the second fiscal quarter of 2010. In order to further reduce operating costs and preserve cash, on September 15, 2010, our Board of Directors (the "Board") approved a subsequent reduction in headcount and restructuring plan (the "September Restructuring Plan") which involved the consolidation and reorganization of our operations. The September Restructuring Plan eliminated approximately 14 positions during the third quarter of 2010. We entered the fourth quarter of 2010 with approximately 24 employees. In addition, during the third quarter of 2010, as a result of the inability to complete the financing referenced above and the subsequent change in business direction, we recorded charges of $2.6 million in connection with a write-off of certain of our inventory that is no longer used in the business and $1.9 million in connection with the impairment of certain long-lived assets.

        Going forward, we plan to deploy our limited resources by focusing on intellectual property monetization and concentrating our research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which may enable us to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives. As of the date of this filing, we do not have adequate resources and will need to generate additional funding from various sources including contract sequencing service projects, strategic collaborations and licensing activities. On October 14, 2010, we announced the launch of a technology licensing program for our Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property. We plan to defend our intellectual property rights through licensing and enforcement strategies. In this regard, on October 22, 2010, we filed an amended complaint against Pacific Biosciences by naming Illumina, Inc. and Life Technologies Corporation as additional defendants. The amended lawsuit alleges that the defendants willfully infringe our patents in suit by using their respective technologies, sequencing systems and products which we allege are within the scope of one or more claims of our patents in suit. We are seeking a permanent injunction enjoining the defendants from further infringement as well as monetary and punitive damages, costs and attorneys' fees, interest and other relief as determined by the Court. See Part II, Item 1 Legal Proceedings for more information.

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

        We entered the fourth quarter of 2010 without any prospects of securing long-term financing from outside investors. An Independent Committee of the Board evaluated the alternatives available to us and determined that a bridge financing lead by certain inside investors was in the best interests of our stakeholders in view of our current financial and operating condition, and would best position us to continue operations for the remainder of 2010 and into 2011. The Independent Committee met multiple times to consider the alternatives and reached the conclusion that the bridge financing was the best alternative for generating value for stakeholders. As a result, we entered into an insider bridge loan facility with two of the four venture capital firms which decided to participate in the bridge financing and whose representatives are members of the Board. In connection with this transaction, we entered into a Subordinated Secured Note Purchase Agreement (the "Note Purchase Agreement") with investment funds affiliated with Atlas Venture and Flagship Ventures (the "Purchasers"), pursuant to which we have agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the "Notes"), a portion of which is committed and a portion of which is optional. As an inducement for the Purchasers purchase of the Notes, we entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the "Risk Premium Agreement") simultaneous with the execution of, and as required by, the Note Purchase Agreement. See Note 11, Subsequent Events, in the Notes to Consolidated Financial Statements, in this Form 10-Q, for a description of the Bridge Financing and Senior Debt Restructuring.

        Although we believe that the HeliScope Sequencer has unique utility across a broad array of MDx tests, due to significant financial and resource constraints, we have discontinued the plan to develop our own genetic testing laboratory certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA). Nevertheless, we still believe that diagnostics applications may benefit from the specific features of our System, including the platform's ability to sequence non-amplified natural DNA and RNA directly, quantitative accuracy, high throughput, ability to use small sample quantities in simple and cost effective preparation methods, as well as lack of biases typically seen with sample amplification.

        Notwithstanding recent workforce reductions, restructurings, and the bridge financing, we may not have sufficient funds to pursue our new business priorities. We will require significant additional capital in the first half of 2011 to continue our operations. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due and, despite the restructuring of our credit facility with GE Capital discussed above, this inability to remain current increases the likelihood that GE Capital could declare a default under the credit facility in the near-term, including with regard to solvency. These workforce reductions, as well as curtailed financial resources, will further impact our ability to implement our business priorities. In addition, these constraints have caused us to significantly scale back service support and reagent supply to our current installed base. We have also significantly curtailed collaborative activities with other parties. Nevertheless, we believe that these actions will preserve our viability and provide additional time to execute our new business priorities.

        Since inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. As of September 30, 2010 and November 10, 2010, we had $1.9 million and $1.8 million, respectively, in cash and cash equivalents. We will, during the first half of 2011, require significant additional capital to continue our operations. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of the Annual Report on Form 10-K for the year ended December 31, 2009, our current financial resources raise substantial doubt about our ability to continue as a going concern.

        Our future capital requirements will depend on many factors, and we may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from any adjustments to our existing long-term strategy. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should we be unable to continue as a going concern.

        On June 28, 2010, we received a letter from The NASDAQ Stock Market LLC ("NASDAQ") advising that for the previous 30 consecutive business days, we failed to comply with the minimum market value of listed securities ("MVLS") requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 5450(b)(2)(A) and that we did not otherwise satisfy the criteria for continued listing pursuant to NASDAQ Marketplace Rule 5450(b). NASDAQ stated in its letter that in accordance with NASDAQ Marketplace Rule 5810(c)(3)(C), we will be provided 180 calendar days, or until December 27, 2010, to regain compliance with the MVLS continued listing requirement. MVLS is calculated by multiplying the total shares outstanding by the daily closing bid price. The NASDAQ letter also states that if, at any time before December 27, 2010, the MVLS of our common stock closes at $50,000,000 or more for a minimum of 10 consecutive business days, the NASDAQ staff will provide us with written notification that we have achieved compliance with the MVLS continued listing requirement and the matter will be closed. On October 12, 2010, we received a delisting determination letter from NASDAQ due to our failure to regain compliance with the NASDAQ Global Market's minimum bid price requirement for continued listing as set forth in Listing Rule 5450(a)(1). In addition, we have not yet held our annual meeting of stockholders for fiscal 2010 which is an additional requirement for us to comply with in order to maintain our continued listing on NASDAQ. Based on our unlikely ability to meet the NASDAQ MVLS requirements due to the state of our finances and near-term business prospects, on November 12, 2010, we withdrew our appeal to NASDAQ and, therefore, our securities were delisted from the NASDAQ Global Market and the trading of our common stock was suspended before the opening of business on November 16, 2010, and a Form 25-NSE will be filed with the Securities and Exchange Commission which will remove our securities from listing and registration on The NASDAQ Stock Market. We have been advised by Pink OTC Markets Inc., which operates an electronic quotation service for securities traded over-the-counter ("OTC"), that our securities are immediately eligible for quotation on the OTCQB. The OTCQB is a market tier for OTC traded companies that are registered and reporting with the Securities and Exchange Commission. We have also been advised that our shares will continue to trade under the symbol HLCS. Investors can now view real time stock quotes for HLCS at http://www.otcmarkets.com.

        Please see Part II, Item 1A, in this Form 10-Q, for risks related to ownership of our common stock.

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

Financial Overview

Product revenue

        Product revenue for the nine months ended September 30, 2009 primarily consists of $1,800,000 in revenue from the sale of two instrument systems and $377,000 of revenue recognized from the sale of proprietary reagents to customers. Product revenue for the nine months ended September 30, 2010 primarily consists of $341,000 of revenue recognized from the sale of proprietary reagents to customers.

Grant revenue

        In September 2006, we were awarded a grant from the National Human Genome Research Institute ("NHGRI"), a branch of the National Institutes of Health ("NIH"), pursuant to which were eligible to receive reimbursement of our research expenses of up to $2.0 million through August 2009.

In connection with this award we recognized $454,000 in revenue during the nine months ended September 30, 2009. We have fully expended all available funds under this grant as of December 31, 2009.

        In September 2009, we were awarded another grant from the NHGRI, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.9 million through August 2011. The two year grant is part of the Sequencing Technology Development Program representing one of NHGRI's signature projects for the American Recovery and Reinvestment Act's effort to jumpstart the economy and create or save millions of jobs. This project, a part of NIH's "Grand Opportunities" program, is designed to support large-scale, high impact research projects that are expected to accelerate critical scientific breakthroughs and enable growth and investment in biomedical research and development. In connection with this award we recognized $1,150,000 in revenue for the nine months ended September 30, 2010 and $11,000 in revenue for the nine months ended September 30, 2009.

        In April 2010, we were awarded an RO1 Research Project Grant from the NHGRI, pursuant to which we are eligible to receive reimbursement for our research expenses of up to $1.6 million through February 2013. We are pursuing research related to direct RNA sequencing under this grant. In connection with this award, we recognized $149,000 in revenue for the nine months ended September 30, 2010.

        In April 2010, we completed a collaborative study that was sponsored by The Children's Oncology Group, under which we were reimbursed for our research expenses of approximately $200,000 in July 2010. The purpose of the study was to generate large-scale datasets and obtain novel information that would allow deeper insights into cancer genomes with a focus on Ewing's Sarcoma. In connection with this study, we recognized approximately $200,000 in revenue for the nine months ended September 30, 2010.

        In June 2010, we were awarded a Phase 1 Small Business Innovation Research grant from the NHGRI under which we will be pursuing research related to the development of methods to sequence patient DNA and RNA samples at an attomole level. The phase 1 portion of the grant provides funding for eligible research expenses of up to $146,000 through November 2010. Following the completion of phase 1, we may be eligible for additional funding under this grant. In connection with this award we recognized $26,000 in revenue for the nine months ended September 30, 2010.

Cost of product revenue

        Cost of product revenue for the nine months ended September 30, 2010 consists of costs associated with the sale of proprietary reagents.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation. During the nine months ended September 30, 2009 and 2010, research and development expenses also included labor and overhead costs associated with the under-utilization of the manufacturing facility as well as provisions for the write-off of excess inventory.

        Substantially all research and development expenses since our inception were in connection with the launch of the initial version of the Helicos® Genetic Analysis System and we believe that we had incurred the substantial majority of the development costs associated with the commercial launch of the first generation of the Helicos System through December 2007. However, additional costs were incurred during 2008, 2009 and the first nine months of 2010 to both maintain and enhance the initial version of the Helicos System in addition to development of new and different genetic analysis assays.

        Research and development expenses for the nine months ended September 30, 2009 and 2010 were $11.1 million and $13.2 million, respectively. In addition to our ongoing research and development efforts, we have incurred start-up manufacturing costs related to the assembly, testing and performance validation of the Helicos System. These costs were accounted for as research and development expenses in our pre-commercialization phase as we prepared to ship the first Helicos System, which occurred on March 5, 2008. We reached technological feasibility of the Helicos System in December 2007 and, as a result, we began to record the cost of the Helicos System in inventory. During the quarter ended September 30, 2010, we recorded a $2.6 million charge to research and development expenses to write-off excess inventory.

Selling, general and administrative expenses

        Selling, general and administrative expenses consist principally of salaries, benefits and stock-based compensation, consulting and professional fees, including patent related costs, general corporate costs and facility costs not otherwise included in research and development expenses or cost of product revenue.

        Selling, general and administrative expenses for the nine months ended September 30, 2009 and 2010 were $8.7 million and $9.1 million, respectively.

Restructuring

        On May 11, 2010, our Board of Directors approved a reduction in headcount and restructuring plan (the "Restructuring Plan") which involved the consolidation and reorganization of our operations in order to reduce operating costs. The Restructuring Plan resulted in the elimination of approximately 40 positions during the second fiscal quarter of 2010. Employees directly affected by the Restructuring Plan were notified on May 13, 2010, and have been provided with severance arrangements including outplacement assistance. These actions were approved as part of our previously announced efforts to consider alternatives to our existing long-term strategic focus, including a repositioning of our company in the genetic analysis markets.

        We incurred restructuring charges relating to one-time termination benefits of approximately $667,000 in the second quarter of 2010, of which $543,000 was recorded in research and development expense and $124,000 was recorded in selling, general and administrative expense. These charges represent employee severance and termination costs as well as facility consolidation costs, which were partially paid out during the second and third quarter of 2010.

        In the third quarter of 2010, we reversed $118,000 of severance expenses in connection with an agreement by us to waive certain provisions of a former employee's non-compete agreement in exchange of certain previously committed severance payments. We expect that payments associated with the restructuring provision will end in the fourth quarter of 2010. We estimate that this restructuring will result in an annual cost savings of approximately $6.8 million, including salaries and benefits.

        A summary of restructuring activity at September 30, 2010 is as follows:

	Expense May 13, 2010	Payments/ Settlements	Balance June 30, 2010
($ in thousands)
Employee severance, benefits and related costs:
Salaries and Benefits	$548	$(541)	$7
Outplacement	35	(35)	—
Other costs—facility consolidation related	84	(84)	—

Total	$667	$(660)	$7

        On September 15, 2010, our Board of Directors approved a reduction in headcount and restructuring plan (the "September Restructuring Plan") which involved the consolidation and reorganization of our operations in order to reduce operating costs. The September Restructuring Plan resulted in the elimination of approximately 14 positions during the second fiscal quarter of 2010. Employees directly affected by the September Restructuring Plan were notified on September 16, 2010, and have been provided with severance arrangements including outplacement assistance. These actions were approved as part of our previously announced efforts to consider alternatives to our existing long-term strategic focus, including a repositioning of our business in the genetic analysis markets.

        We incurred restructuring charges relating to one-time termination benefits of approximately $172,000 in the third quarter of 2010, $164,000 was recorded in research and development expense and $8,000 in selling, general and administrative expenses. These charges represent employee severance and termination costs. We expect that payments associated with the restructuring provision will continue into the first quarter of 2011. We estimate that this restructuring will result in an annual cost savings of approximately $1.4 million, including salaries and benefits.

        A summary of restructuring activity at September 30, 2010 is as follows:

	Expense September 16, 2010	Payments/ Settlements	Balance September 30, 2010
($ in thousands)
Employee severance, benefits and related costs:
Salaries and Benefits	$164	$—	$164
Outplacement	8	—	8

Total	$172	$—	$172

Impairment of Long Lived Assets

        During the third quarter of 2010, we altered our business direction as a result of our inability to raise funding to support the repositioning of our business in the genetic analysis markets. As a result, we redirected our efforts to focus on a technology licensing and enforcement program to monetize the value of our intellectual property portfolio and to deploy our limited resources by concentrating our research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which may enable us to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives.

        As a result of this altered business direction, we undertook an analysis of the ongoing carrying value of our long lived assets. We determined that the ongoing value of certain laboratory equipment was equivalent to our liquidation value, which we estimated was approximately ten percent of the original purchase price based on the value realized by other similarly situated life science companies that have been forced to realize value through a liquidation process.

        Based on this analysis, during the three months ended September 30, 2010, we recorded an impairment charge related to long lived assets of approximately $1.9 million, of which approximately $1.8 million was related to assets used in research and development and approximately $0.1 million was related to assets used for selling, general and administrative purposes. These charges were derived from the net book value of the assets. The remaining book values of our long lived assets are equivalent to ten percent of the purchase price for certain laboratory equipment and the remaining unamortized value of certain intangible assets related to acquired intellectual property.

Overview of Results of Operations

Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2010

        Product revenue.    We recognized $1.1 million and $2.2 million of product revenue during the three and nine months ended September 30, 2009, respectively, and $214,000 and $341,000 of product revenue during the three and nine months ended September 30, 2010, respectively. Product revenue recognized during the three months ended September 30, 2009 primarily consists of $1.0 million from the sale of an instrument and the sale of proprietary reagents to customers. Product revenue recognized during the nine months ended September 30, 2009 primarily consists of $1.8 million of revenue from the sale of two instruments, while the remaining amount consists of revenue from the sale of proprietary reagents to customers. Product revenue recognized during the three and nine months ended September 30, 2010 consists primarily of revenue from the sale of proprietary reagents to customers.

        Grant revenue.    We recognized $13,000 and $465,000 of grant revenue during the three and nine months ended September 30, 2009 and $422,000 and $1.5 million of grant revenue during the three and nine months ended September 30, 2010, respectively. Grant revenue recognized during the three and nine months ended September 30, 2009 related to the reimbursement of expenses in connection with our government research grants. Grant revenue recognized during the three months ended September 30, 2010 related to the reimbursement of expenses in connection with our government research grants. Grant revenue recognized during the nine months ended September 30, 2010 related to the reimbursement of expenses in connection with our government research grants of $1.3 million and $200,000 from a contract with The Children's Oncology Group.

        Cost of product revenue.    We recorded $451,000 and $1.1 million as cost of product revenue during the three and nine months ended September 30, 2009, respectively and we recorded $94,000 and $270,000 as cost of product revenue during the three and nine months ended September 30, 2010, respectively. Cost of product revenue consists of costs associated with the sale of instruments and sale of proprietary reagents. The decrease in cost of product revenue from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 is primarily due to no ongoing system sales in 2010.

        Research and development expenses.    Research and development expenses during the three and nine months ended September 30, 2009 and 2010 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2010	Change		2009	2010	Change
($ in thousands)
Research and development	$3,513	$4,945	$1,432	41%	$11,145	$13,207	$2,062	19%

        Research and development expenses increased by $1,432,000 from the three months ended September 30, 2009 to the three months ended September 30, 2010. The increase was primarily due to recording a charge of $2,570,000 to write-off certain excess inventory during the third quarter of 2010, a restructuring charge of $164,000 recorded in connection with the September restructuring, offset by a decrease in stock-based compensation of $176,000, a decrease of $96,000 in occupancy costs, a partial reversal of the May 2010 restructuring charge of $118,000, and a net decrease of product development costs, that included lab expenses, materials, supplies, temporary help, salaries and benefits, and prototype expenses of $912,000.

        In comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2010, research and development expenses increased by $2,062,000. The increase was primarily due recording a charge of $2,570,000 to write-off certain excess inventory during the third quarter of 2010, restructuring expenses of $589,000, partially offset by a $38,000 decrease in stock-based compensation, a decrease of $279,000 in occupancy costs and by a net decrease of $780,000 in of product development costs, that include lab expenses, materials, supplies, temporary help, salaries and benefits, and prototype expenses.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the three and nine months ended September 30, 2009 and 2010 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2010	Change		2009	2010	Change
($ in thousands)
Selling, general and administrative	$3,145	$2,347	$(798)	-25%	$8,728	$9,112	$384	4%

        Selling, general and administrative expenses decreased by $798,000 from the three months ended September 30, 2009 to the three months ended September 30, 2010. The decrease was primarily due to a $575,000 decrease in salaries and benefits and decrease of $51,000 in public company costs, and a decrease of $298,000 in other expenses, that include occupancy costs, recruiting, marketing, travel, supplies, and repairs and maintenance, offset by an increase in stock- based compensation expenses of $94,000, and an increase of patent expenses of $33,000.

        In comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2010, selling, general and administrative expenses increased by $384,000. The increase was primarily due to an increase in stock-based compensation expenses of $1,310,000, restructuring charges of $132,000, an increase of patent expenses of $251,000, and an increase of $157,000 in public company expenses, partially offset by a decrease of $610,000 for salaries and benefits, a $231,000 decrease in occupancy costs, a decrease of $70,000 in travel expenses and a decrease of $555,000 in other expenses, that include recruiting, marketing, supplies, and repairs and maintenance.

        Interest income.    Interest income for the three and nine months ended September 30, 2009 and 2010 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2010	Change		2009	2010	Change
($ in thousands)
Interest Income	$5	$1	$(4)	80%	$67	$18	$(49)	-73%

        The decrease in interest income from the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2010 was due primarily to decreased cash balances.

        Interest expense.    Interest expense for the three and nine months ended September 30, 2009 and 2010 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2010	Change		2009	2010	Change
($ in thousands)
Interest Expense	$246	$106	$(140)	-57%	$826	$451	$(375)	-45%

        The decrease in interest expense from the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2010 is attributable to the year over year decrease in our debt obligations.

        Change in fair value of warrant liability.    Change in fair value of warrant liability for the three and nine months ended September 30, 2009 and 2010 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2010	Change		2009	2010	Change
($ in thousands)
Change in fair value of warrant liability	$(710)	$(130)	$580	-82%	$(710)	$3,117	$3,827	-539%

        In connection with the September and December 2009 equity offerings, we issued warrants to purchase an aggregate of 6,482,509 shares of common stock. The fair value of the warrants is recorded in the liability section of the balance sheet and at September 30, 2010 was estimated at $1.8 million. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. For the three month period ended September 30, 2010, we realized an expense of $130,000 and for the nine month period ended September 30, 2010 we realized a gain of $3.1 million, respectively, due to the change in the fair value of the warrant liability. This gain is principally a result of the decrease of our stock price between December 31, 2009 and September 30, 2010. During the nine months ended September 30, 2010, warrants for 502,231 common shares were exercised from the September 30, 2009 equity offering at an exercise price of $0.3124.

  Liquidity and Capital Resources

        We have incurred losses since our inception in May 2003 and, as of September 30, 2010, we have an accumulated deficit of $187.6 million. We have financed our operations to date principally through the sale of common stock and preferred stock, including our IPO, two private placements of common stock and warrants, an underwritten offering of common stock and warrants, debt financings and interest earned on investments. Through September 30, 2010, we have received net proceeds of $80.4 million through the issuance of common stock, including our IPO, private placements and an underwritten offering of common stock and warrants, $66.8 million from the issuance of preferred stock, $2.5 million in debt financing from a lender to finance equipment purchases, and $19.6 million in debt financing from a lender for working capital, capital expenditures and general corporate purposes. Working capital as of December 31, 2009 was $11.4 million, consisting of $24.5 million in current assets and $13.1 million in current liabilities. Working capital as of September 30, 2010 was $(7.0) million, consisting of $6.0 million in current assets and $13.0 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net decrease in cash and cash equivalents for the nine months ended September 30, 2009 and 2010:

	Nine Months Ended September 30,
	2009	2010
($ in thousands)
Net cash (used in) provided by:
Operating activities	$(15,040)	$(12,187)
Investing activities	(83)	(4)
Financing activities	6,879	(1,889)

Net decrease in cash and cash equivalents	$(8,244)	$(14,080)

        Net cash used in operating activities was $15.0 million for the nine months ended September 30, 2009 compared to $12.2 million for the nine months ended September 30, 2010. The $2.8 million decrease was primarily due to an increase in the net loss of $0.2 million, an increase in the change of accounts receivables of $0.5 million, an increase in prepaid and other current assets of $0.4 million, an increase in deferred revenue of $2.2 million, an increase in non-cash stock-based compensation expense of $1.3 million, a charge of $2.6 million for decrease in the net realizable value of inventory, and an impairment charge for long lived assets of $1.9 million, offset by a decrease in accrued expenses of $0.7 million, a decrease in inventory of $0.1 million, a decrease in the change in accounts payable of $0.2 million, a decrease related to the fair value of the warrant liability of $3.8 million and a decrease in depreciation and amortization expense of $0.9 million.

        Net cash used in investing activities was $83,000 for the nine months ended September 30, 2009 compared to $4,000 for the nine months ended September 30, 2010.

        Net cash proceeds in financing activities were $6.9 million for the nine months ended September 30, 2009 compared to net cash usage of $1.9 million for the nine months ended September 30, 2010. The $8.8 million decrease was primarily due to a $9.2 million proceeds from the issuance of common stock and warrants in September 2009, partially offset by a decrease in debt payments of $0.5 million.

Operating capital and capital expenditure requirements

        As of September 30, 2010 and November 10, 2010, we had $1.9 million and $1.8 million, respectively, in cash and cash equivalents. We will, during the first half of 2011, require significant additional capital to continue our operations. Because our present capital resources are not sufficient to fund our planned operations for the twelve month period as of the date of the Annual Report on Form 10-K for the year ended December 31, 2009, our current financial resources raise substantial doubt about our ability to continue as a going concern.

        Failure to satisfy our capital requirements or any such delay would have a material negative impact on our ability to continue as a going concern.

        Through September 30, 2010, we have received cumulative sales orders for ten Helicos Systems. In addition, we have one system installed at The Broad Institute, Inc. on a no-cost basis, and have two systems at leading academic institutions for scientific and commercial evaluation. During 2009, we recognized revenue on two of the ten sales orders. For the nine month period ended September 30, 2010, no revenue on system sales was recognized. We have shipped seven units that have not met our revenue recognition criteria. In addition, we are making arrangements for one of the sales orders units to be returned.

        The continued depletion of our resources make future funding more difficult or expensive to attain. Additional equity financing would be dilutive to our stockholders; debt financing, if available, would involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships would result in royalties or other terms which reduce our economic potential. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Form 10-Q, substantial doubt about our ability to continue as a going concern exists without successfully raising funds as described above. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations, and the costs associated with our new business priorities are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended December 31, 2009, and under Part II, Item 1A herein. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

        Because of the numerous risks and uncertainties associated with our business we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to sustain our operations. Our future capital requirements will depend on many factors, including, but not limited to, the following:

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

  •
  the ability to structure arrangements with and make payments to our unsecured creditors;

  •
  the continued deferrals by our senior lendors of our monthly principal payments under the November, 2010 fourth amendment to our Senior Credit Facility;

  •
  the continued funding of the bridge financing facility under the November, 2010 Note Purchase Agreement;

  •
  the emergence of competing or complementary technological developments;

  •
  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

  •
  regulatory changes in our markets; and

  •
  the terms and timing of any collaborative, licensing or other arrangements that we may establish.

        Working capital as of December 31, 2009 was $11.4 million, consisting of $24.5 million in current assets and $13.1 million in current liabilities. Working capital as of September 30, 2010 was $(7.0) million, consisting of $6.0 million in current assets and $13.0 million in current liabilities.

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

Line of credit facility and security agreement

        In June 2006, we entered into a line of credit facility and security agreement with General Electric Capital Corporation ("GE Capital"). The credit facility provided that we may borrow up to $8.0 million at an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate. The advance period ended on December 31, 2007. The proceeds of the credit facility may be used for the purchase of equipment and are collateralized by specific equipment assets. Payments are required to be made on a monthly basis. For the first six months interest-only payments were required. Thereafter, for the following 30 months, payments of principal and interest will be due for each advance. The outstanding balance is collateralized by the equipment purchased with the proceeds from each equipment advance. Borrowings on the credit facility in aggregate were $2.5 million at a weighted-average interest rate of 10.1% through September 30, 2010. As of December 31, 2009 and September 30, 2010, there was no outstanding balance on the credit facility.

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

        In connection with the execution of the June 2008 amendment to the loan and security agreement with two lenders including GE Capital Corporation, we issued warrants to the two lenders to purchase an aggregate of 110,000 shares of common stock. The warrants have an exercise price of $4.80 per share and expire in June 2014. The fair value of the warrants was estimated at $337,000 using a Black- Scholes model with the following assumptions: expected volatility of 65.4%, risk free interest rate of 3.4%, expected life of six years and no dividends. Expected volatility was based on the volatility of similar entities in the life sciences industry of comparable size of market capitalization and financial position that completed initial public offerings within the last ten years. The fair value of the warrants was recorded as equity and a debt discount and will be amortized to interest expense over the term of the loan.

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

        As further discussed below under the caption "Bridge Financing and Senior Debt Restructuring (November 2010)" we restructured the loan and security agreement during the fourth quarter of 2010.

        The loan and security agreement contains a subjective material adverse clause, which allows the debt holders to call the loans upon a material adverse event. Based on an updated assessment of the terms of the loan and security agreement, the entire balance due is classified in the current liabilities section in the accompanying balance sheet at September 30, 2010.

        As of December 31, 2009 and September 30, 2010, the outstanding balance on the loan agreement was $4.9 million and $3.0 million, respectively.

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

        In connection with the September 2009 Offering, we issued warrants to purchase an aggregate of 2,322,509 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants have an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. In connection with the December 2009 Offering, the exercise price for the warrants issued in this transaction was subsequently reduced to $0.3124 per share in accordance with the terms of the warrant. For the three month period ending September 30, 2010 we recorded an expense in the amount of $0.1 million, for the nine month period ending September 30, 2010 we recorded a gain in the amount of $1.1 million, respectively, for the change in the fair value of the warrant liability. During the nine months ended September 30, 2010, 502,231 warrant shares from the September 2009 Offering were exercised into common stock at an exercise price of $0.3124, respectively.

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

Underwritten Offering (December 2009)

        In December 2009, we entered into an Underwriting Agreement (the "Underwriting Agreement") with Thomas Weisel Partners LLC (TWP) (the "Underwriter"), pursuant to which we agreed to sell to the Underwriter 6,400,000 shares of common stock and warrants to purchase up to 4,160,000 shares of common stock sold in units, at a price of $1.00 per unit (the "December 2009 Offering"). Each unit consists of one share of common stock and a warrant to buy 0.65 of a share of common stock. The Warrants will be exercisable for a period of five years, beginning six months after issuance, at an exercise price of $1.4385 per share. We received approximately $6.4 million in gross proceeds from the December 2009 Offering. We paid $718,000 in underwriting discounts, commissions and offering expenses and expect to use the remaining net proceeds of $5.6 million for general corporate purposes, which include ongoing research and development activities, funding marketing initiatives and funding manufacturing expenses associated with the commercial version of our Helicos System. The closing of the transaction occurred on December 21, 2009.

        In connection with the December 2009 Offering, we issued warrants to purchase an aggregate of 4,160,000 shares of common stock. The warrants have an exercise price of $1.44 per share and have a five and a half year term. The fair value of the warrants was estimated at $2.7 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.43%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. For the three month period ending September 30, 2010 we recorded an expense in the amount of $0.1 million, for the nine month period ending September 30, 2010 we recorded a gain in the amount of $2.0 million, respectively, for the change in the fair value of the warrant liability.

Bridge Financing and Senior Debt Restructuring (November 2010)

        We entered the fourth quarter of 2010 without any prospects of securing long-term financing from outside investors. An Independent Committee of the Board evaluated the alternatives available to us and determined that a bridge financing lead by certain inside investors was in the best interests of our stakeholders in view of our current financial and operating condition, and would best position us to continue operations for the remainder of 2010 and into 2011. The Independent Committee met multiple times to consider the alternatives and reached the conclusion that the bridge financing was the best alternative for generating value for stakeholders. As a result, we entered into an insider bridge loan facility with two of the four venture capital firms which decided to participate in the bridge financing and whose representatives are members of the Board. In connection with this transaction, we entered into a Subordinated Secured Note Purchase Agreement (the "Note Purchase Agreement") with investment funds affiliated with Atlas Venture and Flagship Ventures (the "Purchasers"), pursuant to which we have agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the "Notes"), a portion of which is committed and a portion of which is optional (the "Bridge Debt Financing"). Upon the effective date of the Note Purchase Agreement, the Purchasers purchased Notes having an aggregate principal amount of $333,333. Subject to our continued compliance with the terms of the Note Purchase Agreement, including that there not be an event of default thereunder, upon notice from us the Purchasers are committed to purchase an aggregate of an additional $333,333 of Notes in each of five subsequent closings, for a total aggregate committed amount of $2,000,000. The Purchasers also have the right, but not the obligation, upon our request to purchase up to an additional $2,000,000 of Notes on or before December 31, 2012.

        The Notes will accrue interest at a rate of 10% per annum plus a risk premium as described below. The outstanding principal and any unpaid accrued interest on all of the Notes shall be due and payable in full (i) upon demand by the Purchasers, which demand shall be no earlier than December 31, 2012, (ii) upon our receiving at least $10,000,000 in proceeds from a subsequent equity financing, (iii) upon a change of control of our company or (iv) upon an event of default. A Purchaser may elect to convert principal and interest outstanding under any of the Notes upon the closing of any future round of equity or debt financing of our company into shares of the securities issued at such financing. Simultaneous with execution of the Note Purchase Agreement, we entered into an Amendment to the Amended and Restated Investor Rights Agreement with the requisite parties, dated as of March 1, 2006, by and among us and the parties specified therein, including the Purchasers (the "IRA Amendment"), pursuant to which the Purchasers will be entitled to demand and piggyback registration rights consistent with the terms of the Purchasers' existing registration rights for any securities issued upon conversion of the Notes.

        Our obligations under the Notes are subordinated to the indebtedness incurred by us under the Loan and Security Agreement among us, certain lenders (the "Lenders") and General Electric Capital Corporation ("GE"), as agent, dated as of December 31, 2007, as amended (the "Loan Agreement"). Our obligations under the Notes are secured by a security interest on all of our assets, including our intellectual property, that, with regard to all of our assets other than the cause of action that is the subject of the intellectual property litigation against Pacific Biosciences, Illumina and Life Technologies (and any recovery therefrom) (the "Cause of Action"), is junior to the Lenders' first priority security interest under the Loan Agreement, and with regard to the Cause of Action, is junior to the Lenders' first priority security interest under the Loan Agreement and the second priority security interest of the Company's outside legal counsel that is representing the Company in the Cause of Action (the "Outside IP Litigation Counsel").

        As an inducement for the Purchasers to purchase the Notes, we entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the "Risk Premium Agreement") simultaneous with the execution of, and as required by, the Note Purchase Agreement. Under the terms of the Risk Premium Agreement, we have agreed to pay the Purchasers the following portions of the consideration we receive (the "Payment Consideration") in Liquidity Transactions, as defined below: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, "Risk Premium Payments"). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment

Consideration will not include amounts we use to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements (including the contingency fee arrangement between us and Outside IP Litigation Counsel relating to the Cause of Action) and obligations that may arise under existing technology license agreements (the "Existing IP Licensing Agreements") between us and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology (as previously disclosed by us, under the Existing IP Licensing Agreements, we are obligated to pay license fees in connection with the licensing, sublicensing, legal settlements, or sales of specified intellectual property or services provided to third parties ranging from a single digit percentage up to one-half of the income from those activities). For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by us of payments from third parties relating to the intellectual property portfolio of our company, including payments received as a license or other settlement in patent infringement litigation brought by us ("IP Licensing Events"); (B) a merger of our company in which there is a change of control; and (C) the sale or exclusive license by our company of all or substantially all of its assets or intellectual property.

        In connection with the Bridge Debt Financing, on November 16, 2010, our company, GE and the Lenders executed the Fourth Amendment to the Loan and Security Agreement, dated November 16, 2010 (the "Fourth Amendment"). Pursuant to the Fourth Amendment, GE and the Lenders waived various existing events of default and consented to our incurrence of indebtedness and grant of a junior security interest to the Purchasers under the Note Purchase Agreement. We amended warrants previously issued to the Lenders to re-price the Warrants from $4.80 to $0.01 and GE and the Lenders agreed to defer a $200,000 payment due January 31, 2011 to the term loan maturity date. In addition, subject to our continued compliance with the terms of the Loan Agreement, including that there not be an event of default thereunder, GE and the Lenders agreed to defer up to five additional principal monthly payments with respect to the term loan. Also pursuant to the Fourth Amendment, we agreed to grant the Lenders a first priority security interest in all of our intellectual property and to pay the Lenders an additional $50,000 to $200,000 (depending upon how many principal payments are deferred) upon the full repayment of all outstanding amounts due with respect to the term loans. Under the terms of the Loan and Security Agreement prior to its amendment by the Fourth Amendment, the scope of the Lenders' first priority security interest included all of our assets other than intellectual property.

        In connection with the Bridge Debt Financing and the Fourth Amendment and as security for our obligations under our contingency fee arrangement with Outside IP Litigation Counsel relating to the Cause of Action, we entered into a Subordinated Security Agreement with Outside IP Litigation Counsel pursuant to which we agreed to grant Outside IP Litigation Counsel a second priority security interest in the Cause of Action. Under the terms of the contingency fee arrangement, we are obligated to pay Outside IP Litigation Counsel up to 40% of the proceeds paid to us in connection with the settlement, judgment, or other resolution of the Cause of Action or certain business transactions resulting from or relating to the Cause of Action.

        In approving the transactions relating to the Bridge Debt Financing and the Fourth Amendment, our Board of Directors approved a management incentive plan pursuant to which participants in the plan will be entitled to receive, in the aggregate, an amount equal to 7.5% of the Payment Consideration resulting from IP Licensing Events (which, as noted above, represents gross proceeds from IP Licensing Events less various contractual and contingent payments described above) (the "Management Incentive Plan"). The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Compensation Committee of our Board of Directors.

        The agreements and arrangements described above and all of the transactions contemplated by those agreements were approved by (an independent committee of our Board of Directors. In addition,

Noubar B. Afeyan, PhD, who is the founder, a Managing Partner and the Chief Executive Officer of Flagship Ventures, and Peter Barrett, who is a Partner of Atlas Venture, abstained from the vote of our Board of Directors approving the transactions.

Off-balance sheet arrangements

        During the nine months ended September 30, 2009 and 2010, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        In our Form 10-K for the fiscal year ended December 31, 2009, our critical accounting policies and estimates upon which our financial status depends were identified as those relating to inventory; revenue recognition; impairment of long-lived assets; allowance for doubtful accounts; stock- based compensation; and fair value of financial instruments. We reviewed our policies and determined that those policies remain our critical accounting policies for the nine months ended September 30, 2010. We did not make any changes in those policies during the nine months ended September 30, 2010.

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

Item 4.    Controls and Procedures

        Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2010. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

        No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        On August 27, 2010, we filed a lawsuit against Pacific Biosciences of California, Inc. ("Pacific Biosciences") in the United States District Court for the District of Delaware (CA. No. 10-735-SLR) alleging that Pacific Biosciences infringes U.S. Patent Nos. 7,645,596, ("'596 Patent"), 7,037,687, ("'687 Patent"), 7,169,560, ("'560 Patent"), and 7,767,400, ("'400 Patent"). On October 22, 2010, we filed an amended complaint naming Illumina, Inc. ("Illumina") and Life Technologies Corporation ("Life Technologies") as additional defendants. In the amended complaint, we further allege that Life Technologies infringes the '596 Patent, the '687 Patent, and the '560 Patent, and that Illumina infringes the '687 Patent, the '560 Patent, and U.S. Patent No. 7,593,109 ("'109 Patent). Helicos accuses Pacific Biosciences of willful patent infringement based at least on its manufacture, use, and sale of its Single Molecule Real Time ("SMRTTM") DNA sequencing technology. Helicos accuses Life Technologies of willful patent infringement based at least on its manufacture, use, and offer for sale of its Single Molecule Real-Time DNA Sequencing of a Quantum-dot Nanocrystal technology for single molecule sequencing of DNA. Helicos accuses Illumina of willful patent infringement based at least on its manufacture, use, offer for sale, sale, and importation of its sequencing technology for single molecule sequencing of DNA including its Genome Analyzer, HiSeq 2000, and its Sq Module in combination with its iScan and HiScan platforms. Helicos is seeking a permanent injunction enjoining each of the defendants from further infringement as well as compensatory and punitive damages, costs, and attorneys' fees, interest, and other relief as determined by the Court. The Court has yet to conduct a scheduling conference or to set a trial date.

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

RISKS RELATED TO OUR BUSINESS

* We are implementing a new strategic focus. If we are unsuccessful in pursuing our new business initiatives, our business, financial condition, results of operations and prospects will be materially adversely affected and we may have to cease operations.

        We are implementing a new strategic focus and plan to deploy our limited resources by focusing our intellectual property monetization and concentrating our research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which may enable us to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives. In addition, on October 14, 2010, we announced the launch of a technology licensing program for our Single Molecule Sequencing Platform. While our new business opportunities will rely upon the capabilities of our proprietary Helicos® Genetic Analysis Platform and the strength of our intellectual property portfolio, the business model will be materially different than that which we have engaged in before. We are unable to give any assurance we will be commercially successful in our new business strategy. Our failure to be commercially successful in any such new business opportunity would materially adversely impact our business, financial condition, results of operations and prospects and could ultimately require that we cease operations.

        A successful shift in our strategic focus will require significant organizational changes. Given the potential uncertainty about the success of our new business priorities and long term roles within our organization, morale may be lowered, key employees may leave or be distracted and our business may experience a loss of continuity while we implement our business priorities. Our inability to retain existing personnel would prevent us from fully exploiting our new business priorities and thereby cause a material adverse effect on our business, financial condition, results of operations and prospects.

* During the first half of 2011, our business will require additional funding, which may not be available on favorable terms, if at all, or without potentially very substantial dilution to our stockholders. If we do not raise the necessary funds, we will need to dramatically reduce, or even terminate all of, our operations.

        Our business will require additional financial investment that we have not yet secured and we will need to raise additional capital during the first half of 2011 in order to sustain our business and to pursue our new business priorities. The amount of additional capital we will need to raise depends on many factors, including:

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

  •
  the ability to structure arrangements with and make payments to our unsecured creditors;

  •
  the continued deferrals by our senior lendors of our monthly principal payments under the November, 2010 fourth amendment to our Senior Credit Facility;

  •
  the continued funding to the Bridge Financing facility under the November, 2010 Note Purchase Agreement;

  •
  the emergence of competing or complementary technological developments;

  •
  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

  •
  regulatory changes in our markets; and

  •
  the terms and timing of any collaborative, licensing or other arrangements that we may establish.

        We do not know whether the additional capital that we will require will be available when and as needed, on favorable terms or if at all, or that our actual cash requirements will not be greater than anticipated. We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt or making capital expenditures or that require early repayment, even with penalties, in connection with a change of control. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we would have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us. We may not be able to complete any such capital raising transactions on acceptable terms, or at all. If adequate additional funds are not available to us when required, we will be required to terminate some or all aspects of our operations.

* The audit report contained in our Annual Report on Form 10-K for the year ended December 31, 2009 contains an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern.

        This "going concern" statement may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing. The resulting failure to establish, or loss of existing, favorable commercial relationships or to satisfy our capital requirements would adversely affect our business, financial condition, results of operations and prospects. Unless we raise additional funds, either through public or private sales of equity, from borrowings or from strategic partners, we will likely have to cease operations. Even if we can continue operating by reducing expenses, the requisite significant reduction in our workforce and operating expenses will adversely affect our business and prospects.

We may not be able to meet our debt service obligations, or may otherwise default, under our senior and junior secured loan and security agreements, which would materially adversely affect our business, financial condition, results of operations and prospects.

        Our senior and junior secured loan and security agreements impose restrictions and obligations on us with which we may not be able to comply. If we fail to comply with such restrictions, our lenders may declare us in default. Also, we have debt service obligations under our senior and junior secured loan and security agreements. We may be unable to generate sufficient cash flow from operations or other sources to service this debt. Failure to service our debt could result in an event of default. The occurrence of an event of default could lead to acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such event, we may be required to sell assets, to refinance, or to obtain additional financing. Such refinancing may not be possible and additional financing may not be available on commercially acceptable terms or at all. The borrowings under the loan agreement are collateralized by essentially all of our assets and include account control agreements for each of our cash and investment accounts. These account control agreements permit the lenders to control our cash and investment accounts in the event of a default.

* We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

        We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stockholders of $45.7 million and $28.0 million in the years ended December 31, 2008 and 2009, respectively. As of December 31, 2009, we had an accumulated deficit of $167.7 million. These losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. In the year ended December 31, 2009, we used cash in operating activities of $15.5 million and used cash in investing activities totaling $22,000. As of December 31, 2009, September 30, 2010, and November 10, 2010, we had $15.9 million, $1.9 million and $1.8 million, respectively, in cash and cash equivalents.

        We expect our losses to continue for a considerable period of time as we pursue our new business priorities. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our new business priorities, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

* Following our reductions in force in May 2010 and September 2010, which resulted in the elimination of approximately two-thirds of the Company's headcount, we may not be able to retain our remaining employees while we pursue our business priorities. As a result, we may be unable to achieve our goals, in which case, our business, financial conditions, results of operations and prospects will be materially adversely affected and we may have to cease operations.

        In connection with our efforts to consider alternatives to our long-term strategic focus, in May 2010 and September 2010, we committed to reductions in headcount and restructuring plans, or the Restructuring Plans, which involved the consolidation and reorganization of our operations in order to reduce operating costs. The Restructuring Plans involved a reduction in headcount of approximately 54 employees or two-thirds of the organization. As a result, while we begin to pursue our new business priorities, we will rely heavily on our ability to retain our remaining employees. The loss of the service of any number of our remaining employees may significantly delay or prevent our ability to pursue our business objectives. For example, because of the complex and technical nature of our Helicos System, any failure to retain a sufficient number of our remaining, qualified employees could materially harm our ability to maintain our existing know-how and proprietary technology which would severely limit any ability to pursue our business priorities.

        Given the magnitude of our May 2010 and September 2010 reductions in force and the potential uncertainty about our strategic direction and long-term roles within our organization, the morale of our remaining employees may be lowered, key employees may be distracted and our business may experience a loss of continuity while we pursue our business priorities. Each of our remaining employees could terminate his or her relationship with us at any time. These persons' expertise would be difficult to replace and the failure to do so would have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise be successful in retaining our remaining personnel and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our inability to retain existing personnel during this period of uncertainty or our inability to attract new personnel that fit within a new strategic focus, would prevent our exploiting fully our business priorities and thereby cause a material adverse effect on our business, financial condition, results of operations and prospects.

* We have limited resources in selling and marketing and, as a result, may be unable to successfully market and sell our products and services.

        We have a small sales and marketing team. Our ability to sustain our operations depends on attracting customers for our products and services and taking advantage of the capabilities of our proprietary technology for business opportunities that are materially different than that which we have engaged in before. To successfully perform sales, marketing and customer support functions ourselves, we will face a number of risks, including:

  •
  our ability to successfully implement our new business priorities;

  •
  the ability of our remaining limited sales and marketing team to achieve our near term goals following our recent workforce reductions; and

  •
  our ability to support our current installed base with limited resources.

* We have limited experience.

        You should evaluate us in the context of the uncertainties and complexities affecting an early stage company in the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience, we may not:

  •
  effectively execute on or focus our research and development efforts;

  •
  properly model new opportunities to ensure appropriate resource allocation; or

  •
  create product or service offerings that are appropriately developed to meet customer needs.

* If we are unable to recruit and retain key executives, scientists and other employees, we will be unable to achieve our goals.

        We are substantially dependent on the performance of our senior management and key scientific and technical personnel. We do not maintain employment contracts with any of our employees. We have implemented a number of workforce reductions to reduce our operating costs, conserve cash and direct our resources to continue advancing towards our near term goals. Depending on our circumstances, we may need to implement additional workforce reductions in the future. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our products and other business objectives by diverting management's attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, prospects, operating results and financial condition.

        Because of the complex and technical nature of our Helicos System and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to implement our new business priorities. Competition for these people is intense. Each of our executive officers and other key employees could terminate his or her relationship with us at any time. These persons' expertise would be difficult to replace and could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise be successful in hiring or retaining qualified personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We use hazardous chemicals and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

        Our research and the development activities involve the controlled use of hazardous materials, including chemicals and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. We do not currently maintain separate environmental liability coverage. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

* We rely on a single laboratory facility for our research and development activities.

        We rely on a single laboratory facility in Cambridge, Massachusetts for our research and development activities. This facility and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. This facility may be affected by natural disasters such as earthquakes, floods and fires. In the event our laboratory facility or equipment is affected by man-made or natural disasters, we would be unable to continue our development of diagnostic products for a significant period of time. Although we maintain insurance on this facility, it may not be adequate to protect us from all potential losses if this facility were damaged or destroyed. In addition, any interruption in the development of our diagnostic tests would result in a loss of goodwill, including damage to our reputation and it would seriously harm our business.

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

        The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

        In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. However, our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

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

        Our success depends in part on our ability to obtain and maintain intellectual property protection for our technologies. Our policy is to seek to protect our intellectual property by, among other methods, filing U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

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

* We may be involved in lawsuits and administrative proceedings to protect or enforce our patents and proprietary rights and to determine the scope and validity of others' proprietary rights, which could result in substantial costs and diversion of resources and which, if unsuccessful, could harm our competitive position and our results of operations.

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

        On August 27, 2010, we filed a lawsuit against Pacific Biosciences of California, Inc. ("Pacific Biosciences") in the United States District Court for the District of Delaware (CA. No. 10-735-SLR) alleging that Pacific Biosciences infringes U.S. Patent Nos. 7,645,596, ("'596 Patent"), 7,037,687, ("'687 Patent"), 7,169,560, ("'560 Patent"), and 7,767,400, ("'400 Patent"). On October 22, 2010, we filed an amended complaint naming Illumina, Inc. ("Illumina") and Life Technologies Corporation ("Life Technologies") as additional defendants. In the amended complaint, we further allege that Life Technologies infringes the '596 Patent, the '687 Patent, and the '560 Patent, and that Illumina infringes the '687 Patent, the '560 Patent, and U.S. Patent No. 7,593,109 ("'109 Patent). Helicos accuses Pacific Biosciences of willful patent infringement based at least on its manufacture, use, and sale of its Single Molecule Real Time ("SMRTTM") DNA sequencing technology. Helicos accuses Life Technologies of willful patent infringement based at least on its manufacture, use, and offer for sale of its Single Molecule Real-Time DNA Sequencing of a Quantum-dot Nanocrystal technology for single molecule sequencing of DNA. Helicos accuses Illumina of willful patent infringement based at least on its manufacture, use, offer for sale, sale, and importation of its sequencing technology for single molecule sequencing of DNA including its Genome Analyzer, HiSeq 2000, and its Sq Module in combination with its iScan and HiScan platforms. Helicos is seeking a permanent injunction enjoining each of the defendants from further infringement as well as compensatory and punitive damages, costs, and attorneys' fees, interest, and other relief as determined by the Court. The Court has yet to conduct a scheduling conference or to set a trial date.

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

        Our success depends, in part, on us neither infringing patents or other proprietary rights of third parties nor breaching any licenses to which we are a party. We may be the subject of legal claims by third-parties that our technology or products infringe their patents or otherwise violate their intellectual property rights. In addition, the technology that we license from third parties for use in our Helicos System could become subject to similar infringement claims. Infringement claims asserted against us or our licensors may have a material adverse effect on our business, results of operations or financial condition. Any claims, either with or without merit, could be time-consuming and expensive to defend, and could divert our management's attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts of money or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all, from third parties asserting an infringement claim; that we would be able to develop alternative technology on a timely basis, if at all; or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected products. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

* Our common stock has been delisted from The NASDAQ Global Market, which negatively impacts the price of our common stock and our ability to access the capital markets.

        On June 28, 2010, we received a letter from The NASDAQ Stock Market LLC ("NASDAQ") advising that for the previous 30 consecutive business days, we failed to comply with the minimum market value of listed securities ("MVLS") requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 5450(b)(2)(A) and that we did not otherwise satisfy the criteria for continued listing pursuant to NASDAQ Marketplace Rule 5450(b). NASDAQ stated in its letter that in accordance with NASDAQ Marketplace Rule 5810(c)(3)(C), we will be provided 180 calendar days, or until December 27, 2010, to regain compliance with the MVLS continued listing requirement. MVLS is calculated by multiplying the total shares outstanding by the daily closing bid price. The NASDAQ letter also states that if, at any time before December 27, 2010, the MVLS of our common stock closes at $50,000,000 or more for a minimum of 10 consecutive business days, the NASDAQ staff will provide us with written notification that we have achieved compliance with the MVLS continued listing requirement and the matter will be closed. On October 12, 2010, we received a delisting determination letter from NASDAQ due to our failure to regain compliance with the NASDAQ Global Market's minimum bid price requirement for continued listing as set forth in Listing Rule 5450(a)(1). In addition, we have not yet held our annual meeting of stockholders for fiscal 2010 which is an additional requirement for us to comply with in order to maintain our continued listing on NASDAQ. Based on the unlikely ability of us to meet the NASDAQ MVLS requirements due to the state of our finances and near-term business prospects, on November 12, 2010, we withdrew our appeal to NASDAQ, and, therefore, our securities were delisted from the NASDAQ Global Market and the trading of our common stock was suspended on or before the opening of business on November 16, 2010, and a Form 25-NSE will be filed with the Securities and Exchange Commission which will remove our securities from listing and registration on The NASDAQ Stock Market. The delisting of our common stock will significantly affect the ability of investors to trade our securities and will significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock will materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market will also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

* As a result of our most recent financing activities, we are subject to various obligations to creditors and others that are likely to materially reduce the total return on equity for our common stockholders.

        Our obligations to make future Risk Premium Payments under the terms of the Risk Premium Payment Agreement, together with our obligations under the credit facility with GE and the Lenders (including the Fourth Amendment), the Note Purchase Agreement, the contingency fee arrangement with Outside IP Litigation Counsel, the Existing IP Licensing Agreements and the Management Incentive Plan, are highly dilutive to our common shareholders and materially reduce their share of any future earnings of our company. The agreements and obligations referenced in this risk factor are more fully described in Note 11, Subsequent Events, in the Notes to Consolidated Financial Statements, under the caption Bridge Financing and Senior Debt Restructuring, in this Form 10-Q.

* Our directors and management will exercise significant control over our company, which will limit your ability to influence corporate matters.

        Certain of our directors and executive officers and their affiliates collectively control a majority of our outstanding common stock as of September 30, 2010. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

* The market price of our common stock may be volatile, which could result in substantial losses for our stockholders and subject us to securities class action litigation.

        Market prices of technology and healthcare companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  investors' perception of our ability to successfully implement our new business priorities;

  •
  fluctuations in our quarterly operating results or the operating results of companies perceived to be similar to us;

  •
  changes in estimates of our financial results;

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

        A majority of the shares of our common stock outstanding as of September 30, 2010 may be offered and sold by selling stockholders pursuant to effective registration statements on Forms S-3 declared effective by the SEC. In addition, up to 27,842,358 additional shares of our common stock may be offered and sold pursuant to effective registration statements by selling stockholders upon exercise of warrants. In addition, a majority of the other outstanding shares of our common stock and other warrants are eligible for resale by the holders of those shares pursuant to other effective registration statements or in exempt private transactions.

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

        We have registered the issuance of all shares of common stock that we have issued and may issue under our employee option plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance. In addition, as of September 30, 2010, there were 277,777 shares of common stock reserved for future issuance as charitable contribution to the Broad Institute, Inc. that will become eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act of 1933, as amended.

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

Issuer Purchases of Equity Securities

        During the quarter ended September 30, 2010, we purchased 104,307 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about these purchases of restricted shares for the nine months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2010	128,340	$1.05
February 1 to 28, 2010	7,452	1.02
March 1 to 31, 2010	133,254	0.79
April 1 to 30, 2010	62,674	0.79
May 1 to 31, 2010	39,102	0.65
June 1 to 30, 2010	70,491	0.44
July 1 to 31, 2010	104,307	0.45
August 1 to 31, 2010	—	—
September 1 to 30, 2010	—	—

Total	545,620

        Upon the termination of employees during the quarter ended September 30, 2010, 680,891 unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the nine months ended September 30, 2010:

Period	Total Number of Shares Forfeited	Average Price Paid Per Share ($)
January 1 to 31, 2010	4,861	$1.10
February 1 to 28, 2010	25,070	1.02
March 1 to 31, 2010	—	—
April 1 to 30, 2010	2,501	0.90
May 1 to 31, 2010	110,223	0.63
June 1 to 30, 2010	5,002	0.47
July 1 to 31, 2010	391	1.04
August 1 to 31, 2010	1,094	1.04
September 1 to 30, 2010	679,406	0.49

Total	828,548

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

HELICOS BIOSCIENCES CORPORATION
Dated: November 18, 2010	By:	/s/ IVAN TRIFUNOVICH
	Name:	Ivan Trifunovich, Ph.D.
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Dated: November 18, 2010	By:	/s/ JEFFREY R. MOORE
	Name:	Jeffrey R. Moore
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Retention Agreement with Management dated August 6, 2010
10.2	Letter Agreement, dated September 8, 2010, by and between, J. William Efcavitch and Helicos BioSciences Corporation
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350

*
Previously filed.