Form 10-Q
period 2011-03-31
HELICOS BIOSCIENCES CORP
filed 2011-05-13
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33484

HELICOS BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0587367 (I.R.S. Employer Identification No.)
One Kendall Square, Building 200, Cambridge, MA 02139 (617) 264-1800 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes: ☐    No: ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐    No: ☒

        The number of shares of the registrant's Common Stock outstanding as of May 11, 2011, was 87,624,912 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

		Page
Part I—Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011	3
	Consolidated Statements of Operations for the three months ended March 31, 2010 and 2011 and the period from May 9, 2003 (date of inception) through March 31, 2011	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2011 and the period from May 9, 2003 (date of inception) through March 31, 2011	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
Part II—Other Information
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Removed and Reserved	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
SIGNATURES		28

Part I—Financial Information

Item 1.    Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	December 31, 2010	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,513	$2,912
Accounts receivable	267	515
Unbilled receivables	704	582
Inventory	2,935	2,935
Prepaid expenses and other current assets	306	202

Total current assets	6,725	7,146
Property and equipment, net	126	126
Other assets	152	127

Total assets	$7,003	$7,399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$794	$697
Accrued expenses and other current liabilities	1,388	1,395
Deferred revenue	7,314	7,731
Current portion of long-term debt	2,779	2,854

Total current liabilities	12,275	12,677
Long-term debt, net of current portion	674	690
Warrants	220	84

Total liabilities	13,169	13,451
Commitments and contingencies
Stockholders' deficit
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2010 and March 31, 2011; no shares issued and outstanding at December 31, 2010 and March 31, 2011	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2010 and March 31, 2011; 86,557,606 shares issued and outstanding at December 31, 2010 and 87,624,912 shares issued and outstanding at March 31, 2011	87	88
Additional paid-in capital	180,180	180,697
Deficit accumulated during the development stage	(186,433)	(186,837)

Total stockholders' deficit	(6,166)	(6,052)

Total liabilities and stockholders' deficit	$7,003	$7,399

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,		Period from May 9, 2003 (date of inception) through March 31, 2011
	2010	2011
Product revenue	$42	$229	$3,891
Service revenue	—	371	371
Grant revenue	527	582	5,892

Total revenue	569	1,182	10,154

Costs and expenses
Cost of product revenue	72	98	2,060
Research and development	4,046	1,153	109,816
Selling, general and administrative	4,072	982	71,924
Impairment of long-lived assets	—	—	1,894

Total costs and expenses	8,190	2,233	185,694

Operating loss	(7,621)	(1,051)	(175,540)
Interest income	12	—	4,153
Interest expense	(183)	(197)	(4,703)
Change in fair value of warrant liability	1,452	(56)	6,021
Other income	—	900	1,372

Net loss	(6,340)	(404)	(168,697)
Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	(18,140)

Net loss attributable to common stockholders	$(6,340)	$(404)	$(186,837)

Net loss attributable to common stockholders per share—basic and diluted	$(0.08)	$(0.00)

Weighted average number of common shares used in computation—basic and diluted	79,259,874	84,915,414

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Period from May 9, 2003 (date of inception) through March 31, 2011
	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(6,340)	$(404)	$(168,697)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	385	4	9,062
Amortization of lease incentive	(4)	—	(474)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	2,015	313	20,127
Noncash license fee	—	—	54
Noncash interest expense related to debt and warrants	82	130	1,267
Noncash (income) expense related to change in fair value of warrant liability	(1,452)	56	(6,021)
Provisions on inventory	—	—	5,846
Gain (loss) on disposal of property and equipment	10	—	(7)
Impairment of long-lived assets	—	—	1,894
Changes in operating assets and liabilities:
Accounts receivable	697	(248)	(515)
Unbilled receivable	(31)	122	(332)
Inventory	(1,040)	—	(11,226)
Prepaid expenses and other current assets	61	86	(546)
Deferred revenue	619	417	7,644
Accounts payable	1,400	(97)	697
Accrued expenses and other current liabilities	(413)	7	3,068
Other long-term liabilities	—	—	557

Net cash (used in) provided by operating activities	(4,011)	386	(137,455)

Cash flows from investing activities:
Purchases of property and equipment	(25)	—	(9,541)
Decrease (increase) in restricted cash	—	—	33
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	—	—	34,709

Net cash used in investing activities	(25)	—	(9,508)

Cash flows from financing activities:
Proceeds from debt issuances	—	—	22,256
Payments on debt	(659)	—	(19,880)
Payments of debt issuance costs	—	—	(453)
Proceeds from initial public offering	—	—	49,011
Deferred initial public offering costs	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	66,405
Proceeds from bridge loan	—	—	1,017
Proceeds from issuance of common stock and common stock warrants	69	—	32,807
Proceeds from issuance of restricted common stock	1	—	338
Proceeds from exercise of warrants	—	13	(91)
Payments to employees for cancelled restricted common stock	—	—	197
Proceeds from exercise of stock options	—	—	106

Net cash (used in) provided by financing activities	(589)	13	149,875

Net (decrease) increase in cash and cash equivalents	(4,625)	399	2,912
Cash and cash equivalents, beginning of period	15,930	2,513	—

Cash and cash equivalents, end of period	$11,305	$2,912	$2,912

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

        The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at March 31, 2011, as defined by the Financial Accounting Standards Board ("FASB"). The Company's fiscal year ends on December 31. The Company operates as one reportable segment. Helicos is a Delaware corporation and was incorporated on May 9, 2003.

        The Company plans to deploy its limited resources by focusing on intellectual property monetization and concentrating its research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which may enable the Company to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives. As of the date of this filing, the Company does not have adequate resources and will continue to need to generate additional funding from various sources including contract sequencing service projects, government grants, strategic collaborations and licensing activities. The Company plans to defend its intellectual property rights through licensing and enforcement strategies. In this regard, the Company took several actions. The Company filed a lawsuit against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation (collectively, the "Defendants") for patent infringement. The lawsuit, filed in the United States District Court for the District of Delaware, accuses the Defendants of infringing several patents and seeks injunctive relief and monetary damages. The Company is seeking a permanent injunction enjoining the Defendants from further infringement as well as monetary and punitive damages, costs and attorneys' fees, interests and other relief as determined by the Court. The Company believes that the proceeds generated by this litigation, if the Company is successful, could be substantial. The Company continues to pursue its technology licensing program for its Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property.

        Although the Company believes that the HeliScope Sequencer has unique utility across a broad array of molecular diagnostic (MDx) tests, due to significant financial and resource constraints, the Company has deferred the plan to develop its own genetic testing laboratory certified under the

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

Clinical Laboratory Improvement Amendments of 1988 (CLIA). Nevertheless, the Company still believes that diagnostic applications may benefit from the specific features of the Helicos System, including the platform's ability to sequence non-amplified natural DNA and RNA directly, quantitative accuracy, high throughput, ability to use small sample quantities in simple and cost effective preparation methods, as well as lack of biases typically seen with sample amplification. The Company will continue to evaluate the best modality of bringing high-value MDx tests based on its technology to the market through a CLIA laboratory partnership, through out-licensing or its own efforts should the financial outlook for the Company improve. However, there can be no assurance that the Company will be successful in deploying MDx tests or its technology through a CLIA laboratory, out-licensing or through its own efforts.

        Notwithstanding recent workforce reductions, restructurings, the Senior Debt and the Bridge Debt Financing (see Note 7), the Company may not have sufficient funds to pursue its business priorities. The Company will require significant additional capital in the second half of 2011 to continue its operations. As a result, the Company is no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due and, despite the restructuring of its Senior Debt, this inability to remain current increases the likelihood that the Lenders could declare a default under the Senior Debt in the near-term, including with regard to solvency. Beginning in May 2011, the Company resumed making monthly principal payments of approximately $0.25 million of its Senior Debt. Since November 2010, the Company has been only making interest payments on amounts outstanding on the Senior Debt. Workforce reductions, as well as curtailed financial resources, will further impact the Company's ability to implement its business priorities. In addition, these constraints have caused the Company to significantly scale back service support and reagent supply to its current installed base. The Company has also significantly curtailed collaborative activities with other parties. Nevertheless, the Company believes that these actions will preserve its viability and provide additional time to execute its business priorities.

        In November 2010, the Company's securities were delisted from the NASDAQ Global Market and the trading of its common stock was suspended before the opening of business on November 16, 2010, and a Form 25-NSE was subsequently filed with the Securities and Exchange Commission on January 21, 2011 which removed the Company's securities from listing and registration on The NASDAQ Stock Market. The Company's securities are currently traded under the symbol "HLCS" on the OTCQB which is a market tier for OTC-traded companies that are registered and reporting with the SEC.

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

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects its losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on its working capital, total assets and stockholders' equity/(deficit). As of March 31, 2011 and May 4, 2011, the Company had $2.9 million and $2.6 million, respectively, in cash and cash equivalents. The Company will, during the second half of 2011, require significant additional capital to continue its operations. The Company's present capital resources are not sufficient to fund its planned operations for a twelve month period as of the date of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, accordingly the Company's current financial resources raise substantial doubt about its ability to continue as a going concern.

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates because of different assumptions or conditions. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

        It is management's opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

        The Company's significant accounting policies are identified in the Company's Form 10-K for the fiscal year ended December 31, 2010.

Revenue recognition

        Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expenses are incurred.

        The Company recognizes revenue in accordance with accounting guidance on revenue recognition in financial statements and accounting for multiple element revenue arrangements. This guidance requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

collectability is reasonably assured. The Company also follows accounting guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.

        In past instances and according to accounting guidance on revenue recognition in financial statements and accounting for multiple element revenue arrangements existent at the time of the transactions, where the Company sold instruments with a related installation obligation, the Company allocated revenue between the instrument and the installation based on relative fair value at the time of the sale. The instrument revenue will be recognized when title and risk of loss passes. The installation revenue will be recognized when the installation is performed. If fair value was not available for any undelivered element, revenue for all elements was deferred until delivery and installation are complete. In instances where the Company sells an instrument with specified acceptance criteria, the Company will defer revenue recognition until such acceptance has been obtained.

        Revenue from service contracts sold in conjunction with the sale of equipment is recognized ratably over the service period and revenue from contract sequencing services is recognized when results of the Company's testing are delivered to the customer.

Recent Accounting Pronouncements

        In October 2009, the FASB issued an amendment to the accounting guidance for revenue arrangements with multiple deliverables. This guidance provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this accounting guidance on a prospective basis in the first quarter of 2011 for new revenue arrangements. The adoption did not have a material impact on the Company's consolidated financial statements.

        In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The Company adopted this standard on January 1, 2011. This adoption did not have a material impact on the Company's consolidated financial statements.

3. Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. The Company's inventory at December 31, 2010 and March 31, 2011 was

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Inventory (Continued)

$2,935,000 and consisted of finished goods. These finished goods relate to sales for which the revenue has been deferred and will be recognized as cost of sales when revenue for such sales is recognized.

4. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for both periods as the result would be antidilutive. Such potential common shares consist of the following:

	March 31,
	2010	2011
Stock options	4,462,083	1,283,926
Unvested restricted stock	964,686	2,417,631
Warrants	28,231,376	22,653,964

	33,658,145	26,355,521

5. Stock-Based Compensation

        The Company recognized stock-based compensation expense on all employee and non-employee awards as follows (in thousands):

	Three months ended March 31,
	2010	2011
Selling, general and administrative	$1,469	$107
Research and development	546	206

Total	$2,015	$313

        During the three months ended March 31, 2010, the Company granted 8,750 stock options at an exercise price of $1.00 per share and 374,866 shares of restricted stock. During the three months ended March 31, 2011, the Company did not grant any stock options or shares of restricted stock. No stock-based compensation has been capitalized.

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

        The Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011 are measured in accordance with FASB standards. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        The following table represents the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
($ in thousands)
Money market funds	$—	$53	$—	$53
Warrant liability	—	—	220	220

	$—	$53	$220	$273

        The following table represents the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2011:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
($ in thousands)
Money market funds	$—	$53	$—	$53
Warrant liability	—	—	84	84

	$—	$53	$84	$137

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Fair Value Measurement (Continued)

        The Company's cash equivalents were valued at December 31, 2010 and March 31, 2011 using stated net asset values and are therefore classified as Level 2. The Company's warrant liability was valued at March 31, 2011 using a Black-Scholes model and is therefore classified as Level 3.

        The following table rolls forward the fair value of the Company's warrant liability, whose fair value is determined by Level 3 inputs for the 2011 period presented:

Balance at December 31, 2010	$220

Exercise warrants	(192)
Change in fair value	56

Balance at March 31, 2011	$84

        The Company's warrant liability relates to warrants issued in connection with two offerings of common stock in 2009. An aggregate of 6,482,509 warrants were issued pursuant to these two offerings, of which 1,945,099 and 681,884 were outstanding as of December 31, 2010 and March 31, 2011, respectively. The fair value of the warrants is estimated using a Black-Scholes model. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations.

        The carrying amount of the Company's debt approximates its fair value at December 31, 2010 and March 31, 2011.

7. Debt

        In November 2010, the Company entered into an insider bridge loan facility with two of the four venture capital firms whose representatives are members of the Board. In connection with this transaction, the Company entered into a Note Purchase Agreement (the "Subordinated Secured Note Purchase Agreement") with investment funds affiliated with Atlas Venture and Flagship Ventures (the "Purchasers"), pursuant to which the Company agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the "Notes"), a portion of which is committed and a portion of which is optional (the "Bridge Debt Financing"). As of December 31, 2010 and March 31, 2011, the Purchasers have purchased Notes having an aggregate principal amount of $666,667. Subject to the Company's continued compliance with the terms of the Note Purchase Agreement, including that there not be an event of default thereunder, upon notice from the Company the Purchasers are committed to purchase an aggregate of an additional $333,333 of Notes in each of four subsequent closings, for a total aggregate committed amount of $2,000,000. The Purchasers also have the right, but not the obligation, upon the Company's request to purchase up to an additional $2,000,000 of Notes on or before December 31, 2012. As of December 31, 2010 and March 31, 2011, the Company's outstanding indebtedness under the Notes was $674,000 and 690,000, respectively.

        As an inducement for the Purchasers to purchase the Notes, the Company entered into a Risk Premium Payment Agreement in November 2010 with the Purchasers (the "Risk Premium

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Debt (Continued)

Agreement") simultaneous with the execution of, and as required by, the Subordinated Secured Note Purchase Agreement. Under the terms of the Risk Premium Agreement, the Company agreed to pay the Purchasers the following portions of the consideration it receives (the "Payment Consideration") in Liquidity Transactions, as defined below: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, "Risk Premium Payments"). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts the Company uses to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements and obligations that may arise under existing technology license agreements (the "Existing IP Licensing Agreements") between the Company and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology. For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by the Company of any payments from third parties relating to its intellectual property portfolio of the Company, including payments received as a license or other settlement in patent infringement litigation brought by the Company ("IP Licensing Events"); (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by the Company of all or substantially all of its assets or intellectual property.

        In connection with the Bridge Debt Financing in November 2010, the Company amended the existing Loan and Security Agreement (the "Senior Debt") between the Company and certain lenders, including General Electric Capital Corporation (the "Lenders"), pursuant to the fourth amendment thereto (the "Fourth Amendment"). Pursuant to the Fourth Amendment, the Lenders waived various existing events of default and consented to the Company's incurrence of additional indebtedness and the grant of a junior security interest to the Purchasers under the Subordinated Secured Note Purchase Agreement. The Company amended warrants previously issued to the Lenders to re-price the warrants from $4.80 to $0.01 and the Lenders agreed to defer a $200,000 payment originally due January 31, 2011 to the January 1, 2012 term loan maturity date. In addition, subject to the Company's continued compliance with the terms of the Senior Debt, including that there not be an event of default thereunder, the Lenders agreed to defer up to five additional principal monthly payments with respect to the term loan. Also pursuant to the Fourth Amendment, the Company agreed to grant the Lenders a first priority security interest in all of its intellectual property and to pay the Lenders an additional $50,000 to $200,000 (depending upon how many principal payments are deferred) upon the full repayment of all outstanding amounts due with respect to the term loans. Under the terms of the Senior Debt prior to its amendment by the Fourth Amendment, the scope of the Lenders' first priority security interest included all of its assets other than intellectual property. As of the date of this filing, the additional five monthly principal payments referenced above have been deferred and monthly principal payments of approximately $0.25 million resumed as of May 1, 2011. As of December 31, 2010 and March 31, 2011, the outstanding balance of the Senior Debt was $2.8 million $2.9 million, respectively.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Debt (Continued)

        As of March 31, 2011, loan payments are due as follows (in thousands):

	Senior Debt	Notes	Total
Twelve months ending March 31, 2012	$3,186	$—	$3,186
Twelve months ending March 31, 2013	—	797	797
Thereafter	—	—	—

Total future minimum payments	3,186	797	3,982
Less: amount representing interest	(131)	(130)	(261)
Less: debt discount	(800)	—	(800)
Add: interest accrued	—	24	24
Add: amortization of debt discount	599	—	599

Carrying value of debt	2,854	690	3,544
Less: current portion	(2,854)	—	(2,854)

Long-term obligations	$—	$690	$690

        The above table does not reflect any Risk Premium Payments potentially due to the Note holders pursuant to the Risk Premium Agreement. Such payments are incalculable without specific eligible transactions to assess the financial consideration and amount of the resulting Risk Premium Payment.

8. Other Income

        Other income of $900,000 in the three months ended March 31, 2011 included $251,000 received from the federal government related to the Therapeutic Discovery Tax Credit pursuant to grants received under the Patient Protection and Affordable Care Act of 2010 and $649,000 received pursuant to a business interruption insurance claim the Company made in 2010. The Company will not receive any additional funds related to the Therapeutic Discovery Tax Credit or the business interruption insurance claim.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in this Form 10-Q, including but not limited to, statements regarding our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as "may," "will," "should," "expects," "plans," "anticipates," "intends," "targets," "projects," "contemplates," "believes," "seeks," "goals," "estimates," "predicts," "potential" and "continue" or similar words. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Business Overview

        Helicos BioSciences Corporation ("Helicos" or the "Company") is a life sciences company focused on innovative genetic analysis technologies. We have developed a proprietary technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. Our tSMS approach differs from current methods of sequencing DNA or RNA because it analyzes individual molecules of DNA directly instead of analyzing a large number of copies of the molecule which must be produced through complex sample preparation techniques. Our tSMS technology eliminates the need for costly, labor-intensive and time-consuming sample preparation techniques, such as amplification or cloning, which are required by other methods to produce a sufficient quantity of genetic material for analysis.

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

        We have had limited operations to date and our activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, we are considered to be in the development stage at March 31, 2011, as defined by the Financial Accounting Standards Board ("FASB"). Our fiscal year ends on December 31. We operate as one reportable segment. Helicos is a Delaware corporation and was incorporated on May 9, 2003.

        We plan to deploy our limited resources by focusing on intellectual property monetization and concentrating our research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which may enable us to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives. As of the date of this filing, we do not have adequate resources and will continue to need to generate additional funding from various sources including contract sequencing service projects, government grants, strategic collaborations and licensing activities. Our plan is to defend our intellectual property rights through licensing and enforcement strategies. In this regard, we took several actions. We filed a lawsuit against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation

(collectively, the "Defendants") for patent infringement (the "Patent Infringement Lawsuit"). The lawsuit, filed in the United States District Court for the District of Delaware, accuses the Defendants of infringing several patents and seeks injunctive relief and monetary damages. We are seeking a permanent injunction enjoining the Defendants from further infringement as well as monetary and punitive damages, costs and attorneys' fees, interests and other relief as determined by the Court. We believe that the proceeds generated by this litigation, if we are successful, could be substantial. We continue to pursue our technology licensing program for our Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property.

        Although we believe that the HeliScope Sequencer has unique utility across a broad array of MDx tests, due to significant financial and resource constraints, we have deferred the plan to develop our own genetic testing laboratory certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). Nevertheless, we still believe that diagnostic applications may benefit from the specific features of the Helicos System, including the platform's ability to sequence non-amplified natural DNA and RNA directly, provide quantitative accuracy, operate at a high throughput, utilize small sample quantities in simple and cost effective preparation methods, and demonstrate the lack of biases typically seen with sample amplification. We will continue to evaluate the best modality of bringing high-value MDx tests based on our technology to the market through a CLIA laboratory in partnership, through out-licensing or our own efforts should the financial outlook for us improve. However, there can be no assurance that we will be successful in deploying MDx tests or our technology through a CLIA laboratory, out-licensing or through our own efforts.

        Notwithstanding recent workforce reductions, restructurings, the Senior Debt and the Bridge Debt Financing (see Note 7 of Notes to Consolidated Financial Statements), we may not have sufficient funds to pursue our business priorities. We will require significant additional capital in the second half of 2011 to continue our operations. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due and, despite the restructuring of our Senior Debt, this inability to remain current increases the likelihood that the Lenders could declare a default under the Senior Debt in the near-term, including with regard to solvency. Since November 2010, we have been only making interest payments on amounts outstanding on the Senior Debt. Beginning in May 2011, we resumed making monthly principal payments of approximately $0.25 million of our Senior Debt. The resumption of principal repayments will put additional pressure on our liquidity and capital resources. Workforce reductions, as well as curtailed financial resources, will further impact our ability to implement our business priorities. In addition, these constraints have caused us to significantly scale back service support and reagent supply to our current installed base. We have also significantly curtailed collaborative activities with other parties. Nevertheless, we believe that these actions will preserve our viability and provide additional time to execute our business priorities.

        In November 2010, our securities were delisted from the NASDAQ Global Market and the trading of our common stock was suspended before the opening of business on November 16, 2010, and a Form 25-NSE was subsequently filed with the Securities and Exchange Commission on January 21, 2011 which removed our securities from listing and registration on The NASDAQ Stock Market. Our securities are currently traded under the symbol "HLCS" on the OTCQB which is a market tier for OTC-traded companies that are registered and reporting with the SEC.

        Our future capital requirements will depend on many factors and it may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce economic potential from any adjustments to our existing long-term strategy. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should we be unable to continue as a going concern.

        Since inception, we have incurred losses and have not generated positive cash flows from operations. We expect losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity/(deficit). As of March 31, 2011 and May 4, 2011, we had $2.9 million and $2.6 million, respectively, in cash and cash equivalents. We will, during the second half of 2011, require significant additional capital to continue our operations. Our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, accordingly our current financial resources raise substantial doubt about our ability to continue as a going concern. The resumption of principal repayments under our loan and security agreement will further diminish our existing capital resources.

        The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates because of different assumptions or conditions. The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by GAAP in the United States of America. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2011

        Net loss was reduced $5.9 million, or 94%, from $6.3 million in the three months ended March 31, 2010 to $0.4 million in the three months ended March 31, 2011. This reduction is primarily related to a reduction in total costs and expenses which decreased $6.0 million, or 73%, from $8.2 million in the three months ended March 31, 2010 to $2.2 million in the three months ended March 31, 2011. This significant reduction was primarily due to the workforce reductions that occurred in the second and third quarters of fiscal 2010.

        Product revenue.    Revenues during the three months ended March 31, 2010 and 2011 were as follows:

	Three Months Ended March 31,
	2010	2011	Change
Product revenue	$42	$229	$187	445%
Service revenue	—	371	371	100%
Grant revenue	527	582	55	10%

Total revenue	$569	$1,182	$613	108%

        Total revenue increased $613,000, or 108%, in the three months ended March 31, 2011 from the three months ended March 31, 2010. This increase was primarily due to $371,000 of service revenue in the three months ended March 31, 2011 and a $187,000 increase in product revenue. Service revenue is derived from sales of DNA and RNA sequencing services which commenced in the fourth quarter of fiscal year 2010. Product revenue primarily consists of sales of proprietary reagents to customers and increased in 2011 due to a greater number of Helicos Systems operating in the field during this period in 2011 than 2010. Grant revenue relates to the reimbursement of expenses in connection with our government research grants.

        As of December 31, 2010 and March 31, 2011, we had deferred revenue of $7.3 million and $7.7 million, respectively. Pursuant to the revenue recognition guidelines for multiple element, single accounting unit arrangements, we have continued to defer recognition of these amounts as revenue due to the uncertainty associated with our ability to deliver on all of the obligations under these arrangements. These amounts have been received and future revenue recognition will have no effect on our cash balances.

        Cost of product revenue.    Cost of product revenue during the three months ended March 31, 2010 and 2011 were as follows:

	Three months ended March 31,
	2010	2011	Change
($ in thousands)
Cost of product revenue	$72	$98	$26	36%

        Cost of product revenue in the three months ended March 31, 2010 and 2011 consists of costs associated with the sale of proprietary reagents.

        Research and development expenses.    Research and development expenses during the three months ended March 31, 2010 and 2011 were as follows:

	Three months ended March 31,
	2010	2011	Change
($ in thousands)
Research and development	$4,046	$1,153	$(2,893)	-72%

        Research and development expenses decreased $2.9 million, or 72%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. This decrease is primarily due to the reduction in the research and development personnel and research and development support costs in 2011 from 2010.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the three months ended March 31, 2010 and 2011 were as follows:

	Three months ended March 31,
	2010	2011	Change
($ in thousands)
Selling, general and administrative	$4,072	$982	$(3,090)	-76%

        Selling, general and administrative expenses decreased $3.1 million, or 76%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. This significant decrease is primarily due to the reduction in the selling, general and administrative personnel and related support costs in 2011 from 2010.

        Interest expense.    Interest expense for the three months ended March 31, 2010 and 2011 was as follows:

	Three months ended March 31,
	2010	2011	Change
($ in thousands)
Interest expense	$183	$197	$14	8%

        Interest expense in the three months ended March 31, 2010 included interest on the Senior Debt and interest expense in the three months ended March 31, 2011 included interest on the Senior Debt and the Notes. Interest expense related to the Senior Debt was less in 2011 than in 2010 primarily due to a reduction of the balance outstanding on the Senior Debt from $4.3 million at March 31, 2010 to $2.9 million at March 31, 2011. This reduction was offset by interest expense, including amortization of deferred financing costs, related to the Notes in 2011.

        Change in fair value of warrant liability.    Change in fair value of warrant liability for the three months ended March 31, 2010 and 2011 was as follows:

	Three months ended March 31,
	2010	2011	Change
($ in thousands)
Change in fair value of warrant liability	$1,452	$(56)	$(1,508)

        In connection with the September and December 2009 equity offerings, we issued warrants to purchase an aggregate of 6,482,509 shares of common stock. The fair value of the warrants is recorded in the liability section of the balance sheet and at March 31, 2010 was estimated at $3.7 million. The fair value of the warrant liability is determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. For the three month period ended March 31, 2010, we realized a gain of $1.5 million due to the change in the fair value of the warrant liability. This gain was principally a result of the decrease of our stock price between December 31, 2009 and March 31, 2010. As a result of warrant exercises and significantly reduced price of our stock in 2010, the warrant liability was reduced to $220,000 at December 31, 2010. In the three months ended March 31, 2011, the price of our stock increased slightly resulting in a gain of $56,000. Additionally, in the three months ended March 31, 2011, warrants for 1,263,215 shares of common stock were exercised. The warrant liability was $84,000 at March 31, 2011. Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of the remaining warrants outstanding.

        Other Income.    Other income of $900,000 in the three months ended March 31, 2011 included $251,000 received from the federal government related to the Therapeutic Discovery Tax Credit pursuant to grants we received under the Patient Protection and Affordable Care Act of 2010 and $649,000 we received pursuant to a business interruption insurance claim we made in 2010. We will not receive any additional funds related to the Therapeutic Discovery Tax Credit or the business interruption insurance claim.

Liquidity and Capital Resources

        We have incurred losses since our inception in May 2003 and, as of March 31, 2011, we have an accumulated deficit of $186.8 million. We have financed our operations to date principally through the sale of common stock and preferred stock, including our IPO, two private placements of common stock and warrants, an underwritten offering of common stock and warrants, debt financings and interest earned on investments and revenue. Through March 31, 2011, we have received net proceeds of $80.3 million through the issuance of common stock, including our IPO, private placements and an underwritten offering of common stock and warrants, $66.4 million from the issuance of preferred stock, $2.5 million in debt financing from a lender to finance equipment purchases, $20.3 million in debt financing from lenders for working capital, capital expenditures and general corporate purposes and $10.0 million of revenue. Working capital deficit as of December 31, 2010 was $(5.6) million, consisting of $6.7 million in current assets and $12.3 million in current liabilities. Working capital deficit as of March 31, 2011 was $(5.6) million, consisting of $7.1 million in current assets and $12.7 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net decrease in cash and cash equivalents for the three months ended March 31, 2010 and 2011:

	Three months ended March 31,
	2010	2011
($ in thousands)
Net cash (used in) provided by:
Operating activities	$(4,011)	$386
Investing activities	(25)	—
Financing activities	(589)	13

Net (decrease) increase in cash and cash equivalents	$(4,625)	$399

        Cash and cash equivalents increased $0.4 million for the three months ended March 31, 2011 compared to decease of $4.6 million in the three months ended March 31, 2010. This $5.0 million change is primarily due to the $5.9 million decrease in net loss from the three months ended March 31, 2010 to the three months ended March 31, 2011.

        Net cash used in operating activities was $4.0 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $0.4 million for the three months ended March 31, 2011. The $4.4 million increase was primarily due to a decrease in the net loss of $5.9 million. Additionally, the net changes in operating assets and liabilities resulted in a $1.0 million increase in net cash provided by operating activities. A $1.7 million decrease in stock-based compensation expense was essentially offset by a $1.5 million decrease in non-cash expenses related to the fair value of our warrant liability.

        Net cash flows from financing activities decreased $0.6 million from the three months ended March 31, 2010 to the three months ended March 31, 2011 due to absence of principal payments on debt in the three months ended March 31, 2011.

        Principal repayments of approximately $0.25 million per month on our Senior Debt resumed in May 2011 and will put additional pressure on our liquidity and capital resources and possibly require us to seek additional sources of liquidity to meet these upcoming obligations.

Operating capital and capital expenditure requirements

        Since inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity/(deficit). As of March 31, 2011 and May 4, 2011, we had $2.9 million and $2.6 million, respectively, in cash and cash equivalents. We will require significant additional capital to continue our operations during the second half of 2011. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Quarterly Report on Form 10-Q for the three month period ended March 31, 2011, our current financial resources raise substantial doubt about our ability to continue as a going concern.

        Notwithstanding recent workforce reductions, restructurings, the Senior Debt and the Bridge Debt Financing, we may not have sufficient funds to pursue our business priorities. We will require significant additional capital in the second half of 2011 to continue our operations. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due and, despite the restructuring of our Senior Debtdiscussed above, this inability to remain current increases the likelihood that the Lenderscould declare a default under the credit facility in the near-term, including with regard to solvency. Since November 2010, we have been only making interest payments on amounts outstanding under the Senior Debt. Beginning in May 2011, we resumed making monthly principal payments of approximately $0.25 million on the Senior Debt. The resumption of principal repayments will put additional pressure on our liquidity and capital resources. Workforce reductions, as well as curtailed financial resources, will further impact our ability to implement our business priorities. In addition, these constraints have caused us to significantly scale back service support and reagent supply to our current installed base. We have also significantly curtailed collaborative activities with other parties. Nevertheless, we believe that these actions will preserve our viability and provide additional time to execute our business priorities.

        Our future capital requirements will depend on many factors and we may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential as a result of required adjustments to our existing long-term strategy. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should we be unable to continue as a going concern.

        Failure to satisfy our capital requirements or any delay in doing so would have a material negative impact on our ability to continue as a going concern.

        Through May 10, 2011, we have received cumulative sales orders for ten Helicos Systems. From our inception to date, we recognized revenue on three of the ten sales orders, respectively. We have shipped six units that have not met our revenue recognition criteria and one sales order unit was returned. A system that was installed at The Broad Institute, Inc. on a no-cost basis was returned to us in April 2011. In addition, we had one Helicos System at a leading academic institution for scientific and commercial evaluation which was returned to us in March 2011.

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

        Our forecast of the period of time through which our financial resources will be adequate to support our operations, and the costs associated with our new business priorities are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2010. We have based these estimates on assumptions that may prove to be wrong, and we could consume our available capital resources sooner than we currently expect.

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

  •
  the ability to further restructure our Senior Debt arrangement in the future;

  •
  the continued funding to the Bridge Debt Financing facility;

  •
  the emergence of competing or complementary technological developments;

  •
  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

  •
  regulatory changes in our markets; and

  •
  the terms and timing of any collaborative, licensing or other arrangements that we may establish.

        Working capital deficit as of December 31, 2010 was $(5.6) million, consisting of $6.7 million in current assets and $12.3 million in current liabilities. Working capital deficit as of March 31, 2011 was $(5.6) million, consisting of $7.1 million in current assets and $12.7 million in current liabilities.

Contractual Obligations

        A summary of our contractual obligations is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to our contractual obligations previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

License agreements and patents

        We have fixed annual costs associated with license agreements into which we have entered. In addition, we may have to make contingent payments in the future upon the realization of certain milestones or royalties payable under these agreements.

Senior Debt and Bridge Debt Financing Facility

        As of March 31, 2011, we owed aggregate payments, including interest, of $3.2 million pursuant to the Senior Debt which is due to be paid over the period ending January 1, 2012. In addition to interest being paid monthly, in May 2011 we resumed making monthly principle payments of approximately $0.25 million. In addition, a deferred payment of $800,000, which is included in the total aggregate payments owed on the Senior Debt, is due on January 1, 2012. The Senior Debt contains a subjective material adverse clause, which allows the Lendersto call the loans upon the occurrence of a material adverse event.

        Also, pursuant to the Bridge Debt Financing, we borrowed $0.7 million through March 31, 2011 and have the ability to borrow an additional $1.3 million in monthly amounts of $333,333 through the due date of December 31, 2012. The purchasers of the Notes issued pursuant to the Bridge Debt Financing also have the right, but not the obligation, upon our request to purchase up to an additional $2,000,000 of notes on or before December 31, 2012. As of December 31, 2010 and March 31, 2011, we owed principal and accrued interest aggregating $674,000 and $690,000, respectively.

        As an inducement for the purchasers to purchase the notes pursuant to the Bridge Debt Financing, we entered into a Risk Premium Payment Agreement in November 2010 with such purchasers (the "Risk Premium Agreement"). Under the terms of the Risk Premium Agreement, and with certain exceptions, we have agreed to pay the purchasers of the notes the following portions of the consideration we receive (the "Payment Consideration") in certain liquidity transactions: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, "Risk Premium Payments"). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts we use to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements and obligations that may arise under existing technology license agreements (the "Existing IP Licensing Agreements") between us and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology. For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by us of any payments from third parties relating to our intellectual property portfolio, including payments received as a license or other settlement in patent infringement litigation brought by us ("IP Licensing Events"); (B) a merger of Helicos in which there is a change of control; and (C) the sale or exclusive license by us of all or substantially all of our assets or intellectual property.

        In connection with the Bridge Debt Financing and the Senior Debt and as security for our obligations under our contingency fee arrangement with outside intellectual property litigation counsel relating to the Patent Infringement Lawsuit, we entered into a subordinated security agreement with outside intellectual property litigation counsel pursuant to which we agreed to grant outside intellectual property litigation counsel a second priority security interest in the Patent Infringement Lawsuit. Under the terms of the contingency fee arrangement, we are obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to us in connection with the settlement, judgment or other resolution of the Cause of Action or certain business transactions resulting from or relating to the Patent Infringement Lawsuit.

        In approving the transactions relating to the Bridge Debt Financing and the Senior Debt, our Board of Directors approved a management incentive plan pursuant to which participants in the plan, including Dr. Ivan Trifunovich and Mr. Jeffrey Moore, will be entitled to receive, in the aggregate, an amount equal to 7.5% of the Payment Consideration resulting from certain IP licensing events (the "Management Incentive Plan"). The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of our Board of Directors.

OFF-BALANCE SHEET ARRANGEMENTS

        During the three month periods ended March 31, 2010 and 2011, we did not have any special purpose entities or engage in any off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        In our Annual report on Form 10-K for the fiscal year ended December 31, 2010 our critical accounting policies and estimates upon which our financial status depends were identified as those relating to inventory; revenue recognition; impairment of long-lived assets; allowance for doubtful accounts; stock-based compensation; and fair value of financial instruments. We reviewed our policies and determined that those policies remain our critical accounting policies for the three months ended March 31, 2011. We did not make any changes in those policies during the three months ended March 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

        In October 2009, the FASB issued an amendment to the accounting guidance for revenue arrangements with multiple deliverables. This guidance provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this accounting guidance on a prospective basis in the first quarter of 2011 for new revenue arrangements. The adoption did not have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. We adopted this standard on January 1, 2011. This adoption did not have a material impact on our consolidated financial statements.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2011. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        On August 27, 2010, we filed a lawsuit against Pacific Biosciences of California, Inc. ("Pacific Biosciences") in the United States District Court for the District of Delaware (CA. No. 10-735-SLR) alleging that Pacific Biosciences infringes U.S. Patent Nos. 7,645,596 ("'596 Patent"), 7,037,687 ("'687 Patent"), 7,169,560 ("'560 Patent"), and 7,767,400 ("'400 Patent"). On October 22, 2010, we filed an amended complaint naming Illumina, Inc. ("Illumina") and Life Technologies Corporation ("Life Technologies") as additional defendants. In the amended complaint, we further allege that Life Technologies infringes the '596 Patent, the '687 Patent, and the '560 Patent, and that Illumina infringes the '687 Patent, the '560 Patent, and U.S. Patent No. 7,593,109 ("'109 Patent"). We accuse Pacific Biosciences of willful patent infringement based at least on its manufacture, use, and sale of its Single Molecule Real Time ("SMRT™") DNA sequencing technology. We accuse Life Technologies of willful patent infringement based at least on its manufacture, use, and offer for sale of its Single Molecule Real-Time DNA Sequencing of a Quantum-dot Nanocrystal technology for single molecule sequencing of DNA. We accuse Illumina of willful patent infringement based at least on its manufacture, use, offer for sale, sale, and importation of its sequencing technology for single molecule sequencing of DNA including its Genome Analyzer, HiSeq 2000, and its Sq Module in combination with its iScan and HiScan platforms. We are seeking a permanent injunction enjoining each of the defendants from further infringement as well as compensatory and punitive damages, costs, and attorneys' fees, interest, and other relief as determined by the Court. On January 27, 2011, Pacific Biosciences submitted requests to the United States Patent and Trademark Office (the "Patent Office") for inter parties reexamination of the '687 Patent, the '560 Patent, the '596 Patent and the '400 Patent and are seeking a determination that one or more of the claims of those patents are invalid. The Patent Office granted the requests for reexamination of the '400 Patent and the '596 Patent on March 10, 2011, the request for reexamination of the '560 Patent on March 31, 2011, and the request for reexamination of the '687 Patent on April 13, 2011, and issued office actions rejecting all claims of the patents. On April 25, 2011, Pacific Biosciences moved the Court to stay the litigation pending the outcome of the patent-reexamination proceedings. The Court has not yet entered an order on this motion. Discovery opened in the matter on January 12, 2011. The Court conducted a scheduling conference on February 9, 2011 and set a trial date of September 10, 2012.

Item 1A.    Risk Factors

        The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company's future results to differ materially from those projected in any forward-looking statements. These factors were disclosed, but are not limited to, the items in the Company's most recent Annual Report on Form 10-K, Part I, Item 1A. There have been no material changes to the risk factors previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        During the first quarter of 2011, we purchased 21,348 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about these purchases of restricted shares for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1 to 31, 2011	21,348	$0.12
February 1 to 28, 2011	—	—
March 1 to 31, 2011	—	—

Total	21,348

        Upon the termination of employees during the quarter ended March 31, 2011, unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the three months ended March 31, 2011:

Period	Total Number of Shares Forfeited
January 1 to 31, 2011	174,562
February 1 to 28, 2011	—
March 1 to 31, 2011	—

Total	174,561

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Removed and Reserved

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

HELICOS BIOSCIENCES CORPORATION
Dated: May 13, 2011	By:	/s/ IVAN TRIFUNOVICH
	Name:	Ivan Trifunovich
	Title:	President and Chief Executive Officer (Principal Executive Officer)
Dated: May 13, 2011	By:	/s/ JEFFREY R. MOORE
	Name:	Jeffrey R. Moore
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350