Form 10-Q
period 2011-09-30
HELICOS BIOSCIENCES CORP
filed 2011-11-14
CIK 1274563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐  No: ☒

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 1, 2011, was 87,234,155 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

		Page
Part I—Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2011 and the cumulative period from May 9, 2003 (date of inception) through September 30, 2011	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2011 and the cumulative period from May 9, 2003 (date of inception) through September 30, 2011	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
Part II—Other Information
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	(Removed and Reserved)	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES		27

Part I—Financial Information

Item 1.  Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	December 31, 2010	September 30, 2011
ASSETS

Current assets
Cash and cash equivalents	$2,513	$550
Accounts receivable	267	317
Unbilled receivables	704	225
Inventory	2,935	2,935
Prepaid expenses and other current assets	306	162
Total current assets	6,725	4,189
Property and equipment, net	126	51
Other assets	152	82
Total assets	$7,003	$4,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$794	$579
Accrued expenses and other current liabilities	1,388	1,356
Deferred revenue	7,314	7,980
Current portion of long-term debt	2,779	1,767
Total current liabilities	12,275	11,682
Long-term debt, net of current portion	674	725
Warrants	220	70
Total liabilities	13,169	12,477
Commitments and contingencies
Stockholders’ deficit
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2010 and September 30, 2011; no shares issued and outstanding at December 31, 2010 and September 30, 2011	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2010 and September 30, 2011; 86,557,606 shares issued and outstanding at December 31, 2010 and 87,233,989 shares issued and outstanding at September 30, 2011	87	87
Additional paid-in capital	180,180	181,164
Deficit accumulated during the development stage	(186,433)	(189,406)
Total stockholders’ deficit	(6,166)	(8,155)
Total liabilities and stockholders’ deficit	$7,003	$4,322

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

					Period from
					May 9, 2003
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,		September 30,		through
	2010	2011	2010	2011	September 30, 2011

Product revenue	$214	$116	$341	$454	$4,116
Service revenue	—	385	—	1,029	1,029
Grant revenue	422	224	1,525	1,233	6,543
Total revenue	636	725	1,866	2,716	11,688

Costs and expenses
Cost of product revenue	94	70	270	201	2,163
Research and development	4,945	490	13,207	2,625	111,288
Selling, general and administrative	2,347	785	9,112	3,177	74,119
Impairment of long-lived assets	1,894	—	1,894	—	1,894
Total costs and expenses	9,280	1,345	24,483	6,003	189,464
Operating loss	(8,644)	(620)	(22,617)	(3,287)	(177,776)
Interest income	1	—	18	—	4,153
Interest expense	(106)	(151)	(451)	(544)	(5,050)
Change in fair value of warrant liability	(130)	(27)	3,117	(42)	6,035
Other income	—	—	—	900	1,372
Net loss	(8,879)	(798)	(19,933)	(2,973)	(171,266)

Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	—	—	(18,140)

Net loss attributable to common stockholders	$(8,879)	$(798)	$(19,933)	$(2,973)	$(189,406)
Net loss attributable to common stockholders per share—basic and diluted	$(0.11)	$(0.01)	$(0.25)	$(0.03)
Weighted average number of common shares used in computation—basic and diluted	79,459,909	85,418,524	78,193,483	85,503,181

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Period from
			May 9, 2003
	Nine Months Ended		(date of inception)
	September 30,		through
	2010	2011	September 30, 2011

Cash flows from operating activities:
Net loss	$(19,933)	$(2,973)	$(171,266)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,019	8	9,066
Amortization of lease incentive	(4)	—	(474)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	4,704	780	20,594
Noncash license fee	—	—	54
Noncash interest expense related to debt and warrants	193	383	1,520
Noncash (income) expense related to change in fair value of warrant liability	(3,117)	42	(6,035)
Provisions on inventory	2,570	—	5,846
Gain (loss) on disposal of property and equipment	(23)	—	(7)
Impairment of long-lived assets	1,894	—	1,894
Changes in operating assets and liabilities:
Accounts receivable	651	(50)	(317)
Unbilled receivable	73	479	25
Inventory	(1,013)	—	(11,226)
Prepaid expenses and other current assets	42	91	(541)
Deferred revenue	1,514	666	7,893
Accounts payable	(188)	(215)	579
Accrued expenses and other current liabilities	(569)	(32)	3,029
Other long-term liabilities	—	—	557

Net cash used in operating activities	(12,187)	(821)	(138,662)

Cash flows from investing activities:
Purchases of property and equipment	(37)	—	(9,541)
Proceeds from sale of fixed assets	33	75	108
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	—	—	34,709

Net cash (used in) provided by investing activities	(4)	75	(9,433)

Cash flows from financing activities:
Proceeds from debt issuances	—	—	22,256
Payments on debt	(2,050)	(1,230)	(21,110)
Payments of debt issuance costs	—	—	(453)
Proceeds from initial public offering	—	—	49,011
Deferred initial public offering costs	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	66,405
Proceeds from bridge loan	—	—	1,017
Proceeds from issuance of common stock and common stock warrants	158	—	32,807
Proceeds from issuance of restricted common stock	—	—	338
Proceeds from exercise of warrants	—	13	(91)
Payments to employees for cancelled restricted common stock	—	—	197
Proceeds from exercise of stock options	3	—	106

Net cash (used in) provided by financing activities	(1,889)	(1,217)	148,645

Net (decrease) increase in cash and cash equivalents	(14,080)	(1,963)	550
Cash and cash equivalents, beginning of period	15,930	2,513	—
Cash and cash equivalents, end of period	$1,850	$550	$550

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Helicos BioSciences Corporation (“Helicos” or the “Company”) is a life sciences company focused on innovative genetic analysis technologies. Helicos has developed a proprietary technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. The Company’s tSMS approach differs from current methods of sequencing DNA or RNA because it analyzes individual molecules of DNA directly instead of analyzing a large number of copies of the molecule which must be produced through complex sample preparation techniques. The Company’s tSMS technology eliminates the need for costly, labor-intensive and time-consuming sample preparation techniques, such as amplification or cloning, which are required by other methods to produce a sufficient quantity of genetic material for analysis.

The Company’s Helicos® Genetic Analysis Platform is designed to obtain sequencing information by repetitively performing a cycle of biochemical reactions on individual DNA or RNA molecules and imaging the results after each cycle. The platform consists of an instrument called the HeliScope™ Single Molecule Sequencer, an image analysis computer tower called the HeliScope™ Analysis Engine, associated reagents, which are chemicals used in the sequencing process, and disposable supplies. The information generated from using our tSMS products may lead to improved drug therapies, personalized medical treatments and more accurate diagnostics for cancer and other diseases.

The Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at September 30, 2011, as defined by the Financial Accounting Standards Board (“FASB”). The Company’s fiscal year ends on December 31. The Company operates as one reportable segment. Helicos is a Delaware corporation and was incorporated on May 9, 2003.

The Company plans to deploy its limited resources by focusing on intellectual property monetization and selected research and development activities that are primarily related to grant-funded initiatives. In addition, the Company has  scaled-down other research and development efforts in targeted areas that were designed to achieve tangible proof-of-concept goals connected with potential partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives. As of the date of this filing, the Company does not have adequate resources and will continue to need to generate additional funding from various sources including contract sequencing service projects and government grants. The Company plans to defend its intellectual property rights through licensing and enforcement strategies. In this regard, the Company took several actions. The Company filed a lawsuit against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation (collectively, the “Defendants”) for patent infringement. The lawsuit, filed in the United States District Court for the District of Delaware, accuses the Defendants of infringing several patents and seeks injunctive relief and monetary damages. The Company is seeking a permanent injunction enjoining the Defendants from further infringement as well as monetary and punitive damages, costs and attorneys’ fees, interest and other relief as determined by the Court.

In connection with the Bridge Debt Financing and the Senior Debt and as security for the Company’s obligations under our contingency fee arrangement with outside intellectual property litigation counsel relating to the patent infringement lawsuit the Company filed against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation, the Company entered into a subordinated security agreement with outside intellectual property litigation counsel. Pursuant to this agreement, the Company agreed to grant outside intellectual property litigation counsel a second priority security interest in the patent infringement lawsuit. Under the terms of the contingency fee arrangement, the Company is obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to the Company in connection with the settlement, judgment or other resolution of the Cause of Action (as defined in the contingency fee arrangement) or certain business transactions resulting from or relating to the patent infringement lawsuit. To date, the Company and those providing professional services in connection with this patent litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward. The Company believes that the net proceeds generated by this litigation, if the Company is successful, could be substantial. There is no assurance that the Company will be successful in this litigation, even in the event of a favorable outcome in this litigation there can be assurance that there will be any proceeds remaining for common shareholders, as a result of various arrangements in place with professional service providers, bridge lenders, licensors and others. The Company also continues to pursue its technology licensing program for its Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In March 2005, the Company entered into an agreement (as amended, the “License Agreement”) with Arizona Technology Enterprises (“AZTE”) in which AZTE granted the Company a worldwide, exclusive, irrevocable, royalty-bearing license, with the right to grant sublicenses, under a family of specified patents and patent applications (the “Licensed Patents”) exclusively licensed by AZTE from the Arizona Board of Regents on behalf of Arizona State University within a specified field of use.  On August 26, 2011, the Company and AZTE entered into a First Amendment to the License Agreement (the “Amendment”).  The Amendment expanded the field under the License Agreement so that AZTE has now granted the Company the exclusive right and license under the Licensed Patents to the full extent of the entire scope of all claims within the Licensed Patents, in all fields of use.  AZTE’s license to the Company under the License Agreement (the “AZTE Licensed Rights”), which gives the Company rights to several issued patents covering sequencing-by-synthesis methods and a number of pending patent applications, now expressly includes detection methods that do not rely on the detection of optically-labeled nucleotides (the “Expanded Field”).  Under the terms of the Amendment, the Company will remain obligated to pay AZTE a specified percentage of income from Company-granted sublicenses or other transfers of the AZTE Licensed Rights, including as part of any sale of the Company or litigation settlement.  Amounts the Company owes to AZTE will be a percentage of the proportionate value of the AZTE Licensed Rights in any such transaction.  The Company has also agreed to make additional payments to AZTE for Company-granted sublicenses or other such transfers of the AZTE Licensed Rights within the Expanded Field.  The Company will retain its existing first right to initiate and pursue patent infringement suits involving the AZTE Licensed Rights.

Although the Company believes that the HeliScope Sequencer has unique utility across a broad array of molecular diagnostic (“MDx”) tests, due to significant financial and resource constraints and a lack of any significant improvement to the financial outlook of the Company, the Company has further delayed its efforts to bring high-value MDx tests based on its technology to the market through a Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) laboratory partnership. Nevertheless, the Company still believes that diagnostic applications may benefit from the specific features of the Helicos System, including the platform’s ability to sequence non-amplified natural DNA and RNA directly, quantitative accuracy, high throughput, ability to use small sample quantities in simple and cost effective preparation methods, as well as a lack of biases typically seen with sample amplification. However, there can be no assurance that the Company will be able to deploy MDx tests or its technology through a CLIA laboratory, out-licensing or through its own efforts.

In order to further conserve its limited resources, during the second quarter of 2011, the Company further reduced its workforce by phasing out six business and research positions. These six positions were phased out during the third quarter of 2011 and ultimately reduced the Company’s total headcount to ten positions. In addition, during the third quarter of 2011, the Company entered into a new lease reducing the size and associated expense of its leased facility in Cambridge, Massachusetts which will house the Company’s headquarters and scientific laboratory. The Company did not incur or pay out severance charges or lease exit costs in connection with the implementation of these measures. Notwithstanding these most recent workforce reductions and despite the Company’s previous reductions, restructurings, expense saving measures, and the Senior Debt and the Bridge Debt Financing (see Note 7 of the Notes to the Consolidated Financial Statements), the Company does not have sufficient funds to pursue its business priorities. The Company will require significant additional capital by December 2011 to continue its operations beyond the existing $2,000,000 committed portion of the Bridge Debt. As of the date of this filing, $666,667 has been drawn against this committed facility and $1,333,333 remains available to support ongoing operations. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. As a result, the Company is no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due and, despite the restructuring of its Senior Debt, this inability to remain current increases the likelihood that the Lenders could declare a default under the Senior Debt in the near-term, including with regard to solvency. For the period from November 2010 through April 2011, the Company made interest only payments on amounts outstanding on the Senior Debt. Beginning in May 2011, the Company resumed making monthly principal payments of approximately $0.25 million on its Senior Debt. Workforce reductions, as well as curtailed financial resources, will further impact the Company’s ability to implement its business priorities. In addition, these constraints have caused the Company to significantly scale back service support and reagent supply to its current installed base. The Company has also significantly curtailed collaborative activities with other parties. The Company believes that these actions will provide additional time to execute its business priorities.

In November 2010, the Company’s securities were delisted from the NASDAQ Global Market and the trading of its common stock was suspended before the opening of business on November 16, 2010, and a Form 25-NSE was subsequently filed with the Securities and Exchange Commission on January 21, 2011 which removed the Company’s securities from listing and registration on The NASDAQ Stock Market. The Company’s securities are currently traded under the symbol “HLCS” on the OTCQB which is a market tier for OTC-traded companies that are registered and reporting with the SEC.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s future capital requirements will depend on many factors and it may require additional capital beyond its currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given the Company’s prospects, the current economic environment and restricted access to capital markets. The continued depletion of its resources may make future funding more difficult or expensive to obtain. Additional equity financing may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict its ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce its economic potential from any adjustments to its existing long-term strategy. If the Company is unable to execute its operations according to its plans or to obtain additional financing, the Company may be forced to cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should the Company be unable to continue as a going concern.

Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects its losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on its working capital, total assets and stockholders’ equity/(deficit). As of September 30, 2011 and November 1, 2011, the Company had $550,000 and $275,000, respectively, in cash and cash equivalents. The Company will require significant additional capital in December 2011 to continue its operations beyond the existing $2,000,000 committed portion of the Bridge Debt. As of the date of this filing, $666,667 has been drawn against this committed facility and $1,333,333 remains available to support ongoing operations. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. Including $1,333,333 of the available Bridge Debt facility, the Company has $1,608,333 in total available resources as of November 1, 2011 and owes approximately $250,000 in monthly principal payments for each of December 2011 and January 2012 as well as a final $800,000 payment on the Senior Debt due in January 2012. If the Company is unable to execute its operations according to its plans or to obtain additional financing, the Company may be forced to cease operations. The Company’s present capital resources are not sufficient to fund its planned operations for a twelve month period as of the date of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.Accordingly, the Company’s current financial resources raise substantial doubt about its ability to continue as a going concern.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates because of different assumptions or conditions. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Revenue from service contracts sold in conjunction with the sale of equipment is recognized ratably over the service period and revenue from contract sequencing services is recognized when results of the Company’s testing are delivered to and accepted by the customer.

The costs of service and grant revenue are included in research and development expense.

As of December 31, 2010 and September 30, 2011, the Company had deferred revenue of $7.3 million and $8.0 million, respectively. Pursuant to the revenue recognition guidelines for multiple element, single accounting unit arrangements, the Company has continued to defer recognition of these amounts as revenue due to the uncertainty associated with the Company’s ability to deliver on all of the obligations under these arrangements. These amounts have been received and future revenue recognition will have no effect on the Company’s cash balances.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting guidance for revenue arrangements with multiple deliverables. This guidance provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this accounting guidance on a prospective basis in the first quarter of 2011 for new and materially modified revenue arrangements. The adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The Company adopted this standard on January 1, 2011. This adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2011, the Company adopted “Improving Disclosures About Fair Value Measurements” which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, which for the Company is January 1, 2011, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact the Company’s financial position or results of operations.

In May 2011, the FASB issued  “Fair Value Measurement (Topic 820): Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosure for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The Company does not expect that adoption of this standard will have a material impact on the Company’s financial position or results of operations.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this Accounting Standard Update (“ASU”) do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

3. Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. The Company’s inventory at December 31, 2010 and September 30, 2011 was $2,935,000 and consisted of finished goods. These finished goods relate to sales for which the revenue has been deferred and will be recognized as cost of sales when revenue for such sales is recognized.

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for both periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the three and nine months ended September 30, 2010 and 2011, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods.  Such potential common shares consist of the following:

	September 30,
	2010	2011
Stock options	2,514,108	990,389
Unvested restricted stock	2,010,888	1,906,381
Warrants	27,952,358	22,653,964
	32,477,354	25,550,734

5. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Selling, general and administrative	$912	$161	$3,530	$547
Research and development	243	40	1,174	233
Total	$1,155	$201	$4,704	$780

During the nine months ended September 30, 2010, the Company granted 10,750 stock options at an exercise price of $1.00 per share, 2,000 stock options at an exercise price of $0.7625 per share and 1,749,591 shares of restricted stock. During the nine months ended September 30, 2011, the Company did not grant any stock options or shares of restricted stock. No stock-based compensation has been capitalized.

For the nine months ended September 30, 2010, the fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Nine months ended September 30, 2010
Expected volatility	94.1%
Expected life in years	6.0
Weighted average risk-free interest rate	1.3%
Expected dividends	0.0%

6. Fair Value Measurement

The Company considers all highly liquid investments with original maturities of generally three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value. The Company classifies marketable securities as available-for-sale. These securities are carried at fair market value with unrealized gains and, to the extent deemed temporary, unrealized losses, are reported as a component of other comprehensive gain or loss in stockholders’ deficit. Realized gains or losses on securities sold are based on the specific identification method.

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company evaluates whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding its investments. In the event that the cost basis of a security significantly exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, the Company’s intent to sell the investment and if it is more likely than not that the Company would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the consolidated statements of operations and a new cost basis in the security is established.

Regardless of the Company’s intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2011 are measured in accordance with FASB standards. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

($ in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total

Money market funds	$—	$53	$—	$53
Warrant liability	—	—	220	220

The Company’s money market funds were valued at December 31, 2010 using calculated net asset values and are therefore classified as Level 2. The Company’s warrant liability was valued at December 31, 2010 using a Black- Scholes model and is therefore classified as Level 3.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

($ in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total

Money market funds	$—	$—	$—	$—
Warrant liability	—	—	70	70

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s warrant liability was valued at September 30, 2011 using a Black- Scholes model and is therefore classified as Level 3.

The following tables roll forward the fair value of our warrant liability, whose fair value is determined by Level 3 inputs for the 2011 period presented:

Balance at December 31, 2010	$220
Exercise warrants	(192)
Change in fair value	56
Balance at March 31, 2011	$84
Exercise warrants	—
Change in fair value	(41)
Balance at June 30, 2011	$43
Exercise warrants	—
Change in fair value	27
Balance at September 30, 2011	$70

The Company’s warrant liability relates to warrants issued in connection with two offerings of common stock in 2009. An aggregate of 6,482,505 warrants were issued pursuant to these two offerings, of which 1,945,099 were outstanding as of December 31, 2010 and 681,884 were outstanding as of September 30, 2011. The fair value of the warrants is estimated using a Black-Scholes model. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations.

The carrying amount of the Company’s debt approximates its fair value at December 31, 2010 and September 30, 2011.

7. Debt

In November 2010, the Company entered into an insider bridge loan facility with two of the four venture capital firms whose representatives are members of the Board. In connection with this transaction, the Company entered into a Note Purchase Agreement (the “Subordinated Secured Note Purchase Agreement”) with investment funds affiliated with Atlas Venture and Flagship Ventures (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the “Notes”), a portion of which is committed and a portion of which is optional (the “Bridge Debt Financing”). As of December 31, 2010 and September 30, 2011, the Purchasers have purchased Notes having an aggregate principal amount of $666,667. Subject to the Company’s continued compliance with the terms of the Subordinated Secured Note Purchase Agreement, including that there not be an event of default thereunder, upon notice from the Company the Purchasers are committed to purchase an aggregate of an additional $333,333 of Notes in each of four subsequent closings, for a total aggregate committed amount of $2,000,000. The Purchasers also have the right, but not the obligation, upon the Company’s request to purchase up to an additional $2,000,000 of Notes on or before December 31, 2012. As of December 31, 2010 and September 30, 2011, the Company’s outstanding indebtedness under the Notes was $674,000 and $725,000, respectively, including accrued interest.

As an inducement for the Purchasers to purchase the Notes, the Company entered into a Risk Premium Payment Agreement in November 2010 with the Purchasers (the “Risk Premium Agreement”) simultaneous with the execution of, and as required by, the Subordinated Secured Note Purchase Agreement. Under the terms of the Risk Premium Agreement, the Company agreed to pay the Purchasers the following portions of the consideration it receives (the “Payment Consideration”) in Liquidity Transactions, as defined below: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, “Risk Premium Payments”). For purposes of determining amounts payable under the Risk Premium

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Agreement, the Payment Consideration will not include amounts the Company uses to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements and obligations that may arise under existing technology license agreements (the “Existing IP Licensing Agreements”) between the Company and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology. For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by the Company of any payments from third parties relating to its intellectual property portfolio of the Company, including payments received as a license or other settlement in patent infringement litigation brought by the Company (“IP Licensing Events”); (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by the Company of all or substantially all of its assets or intellectual property.

In connection with the Bridge Debt Financing in November 2010, the Company amended the existing Loan and Security Agreement (the “Senior Debt”) between the Company and certain lenders, including General Electric Capital Corporation (the “Lenders”), pursuant to the fourth amendment thereto (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Lenders waived various existing events of default and consented to the Company’s incurrence of additional indebtedness and the grant of a junior security interest to the Purchasers under the Subordinated Secured Note Purchase Agreement. The Company amended warrants previously issued to the Lenders to re-price the warrants from $4.80 to $0.01 and the Lenders agreed to defer a $200,000 payment originally due January 31, 2011 to the January 1, 2012 term loan maturity date. In addition, subject to the Company’s continued compliance with the terms of the Senior Debt, including that there not be an event of default thereunder, the Lenders agreed to defer up to five additional principal monthly payments with respect to the term loan. Also pursuant to the Fourth Amendment, the Company agreed to grant the Lenders a first priority security interest in all of its intellectual property and to pay the Lenders an additional $50,000 to $200,000 (depending upon how many principal payments are deferred) upon the full repayment of all outstanding amounts due with respect to the term loans. Under the terms of the Senior Debt prior to its amendment by the Fourth Amendment, the scope of the Lenders’ first priority security interest included all of its assets other than intellectual property. As of the date of this filing, the additional five monthly principal payments referenced above have been deferred and monthly principal payments of approximately $0.25 million resumed as of May 1, 2011. As of December 31, 2010 and September 30, 2011, the outstanding balance of the Senior Debt was $2.8 million and $1.8 million, respectively.

As of September 30, 2011, loan payments are due as follows (in thousands):

	Senior Debt	Notes	Total
Twelve months ending September 30, 2012	$1,851	$—	$1,851
Twelve months ending September 30, 2013	—	743	743
Thereafter	—	—	—
Total future minimum payments	1,851	743	2,594
Less: amount representing interest	(24)	(77)	(101)
Less: debt discount	(800)	—	(800)
Add: interest accrued	—	59	59
Add: amortization of debt discount	740	—	740
Carrying value of debt	1,767	725	2,492
Less: current portion	(1,767)	—	(1,767)
Long-term obligations	$—	$725	$725

The above table does not reflect any Risk Premium Payments potentially due to the Note holders pursuant to the Risk Premium Agreement. Such payments are not probable or estimable at September 30, 2011 without specific eligible transactions to assess the financial consideration and amount of the resulting Risk Premium Payment.

8. Other Income

Other income of $900,000 in the nine months ended September 30, 2011 included $251,000 received from the federal government related to the Therapeutic Discovery Tax Credit pursuant to grants received under the Patient Protection and Affordable Care Act of 2010 and $649,000 received pursuant to a business interruption insurance claim the Company made in 2010. The Company will not receive any additional funds related to the Therapeutic Discovery Tax Credit or the business interruption insurance claim.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in this Form 10-Q, including but not limited to, statements regarding our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Business Overview

Helicos BioSciences Corporation (“Helicos” or the “Company”) is a life sciences company focused on innovative genetic analysis technologies. We have developed a proprietary technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. Our tSMS approach differs from current methods of sequencing DNA or RNA because it analyzes individual molecules of DNA directly instead of analyzing a large number of copies of the molecule which must be produced through complex sample preparation techniques. Our tSMS technology eliminates the need for costly, labor-intensive and time-consuming sample preparation techniques, such as amplification or cloning, which are required by other methods to produce a sufficient quantity of genetic material for analysis.

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

We have had limited operations to date and our activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, we are considered to be in the development stage at September 30, 2011, as defined by the Financial Accounting Standards Board (“FASB”). Our fiscal year ends on December 31. We operate as one reportable segment. Helicos is a Delaware corporation and was incorporated on May 9, 2003.

We plan to deploy our limited resources by focusing on intellectual property monetization and research and development activities that are primarily related to grant-funded initiatives. In addition, we have scaled-down other research and development efforts in targeted areas that were designed to achieve tangible proof-of-concept goals connected with potential partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives. As of the date of this filing, we do not have adequate resources and will continue to need to generate additional funding from various sources including contract sequencing service projects and government grants. We plan to defend our intellectual property rights through licensing and enforcement strategies. In this regard, we took several actions. We filed a lawsuit against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation (collectively, the “Defendants”) for patent infringement. The lawsuit, filed in the United States District Court for the District of Delaware, accuses the Defendants of infringing several patents and seeks injunctive relief and monetary damages. We are seeking a permanent injunction enjoining the Defendants from further infringement as well as monetary and punitive damages, costs and attorneys’ fees, interest and other relief as determined by the Court.

In connection with the Bridge Debt Financing and the Senior Debt and as security for our obligations under our contingency fee arrangement with outside intellectual property litigation counsel relating to the patent infringement lawsuit we filed against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation, we entered into a subordinated security agreement with outside intellectual property litigation counsel.  Pursuant to this arrangement, we agreed to grant outside intellectual property litigation counsel a second priority security interest in the patent infringement lawsuit. Under the terms of the contingency fee arrangement, we are obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to us in connection with a settlement, judgment or other resolution of the Cause of Action (as defined in the contingency fee arrangement) or certain business transactions resulting from or relating to the patent infringement lawsuit. To date, those providing professional services in connection with this litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward We believe that the net proceeds generated by this litigation, if we are successful, could be substantial.  There is no assurance that we will be successful in this litigation, even in the event of a favorable outcome in this litigation there can be assurance that there will be any proceeds remaining for common shareholders, as a result of various arrangements in place with professional service providers, bridge lenders, licensors and others.  We also continue to pursue our technology licensing program for our Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property.

In March 2005, we entered into an agreement (as amended, the “License Agreement”) with Arizona Technology Enterprises (“AZTE”) in which AZTE granted us a worldwide, exclusive, irrevocable, royalty-bearing license, with the right to grant sublicenses, under a family of specified patents and patent applications (the “Licensed Patents”) exclusively licensed by AZTE from the Arizona Board of Regents on behalf of Arizona State University within a specified field of use.  On August 26, 2011, we entered into a First Amendment to the License Agreement (the “Amendment”) with AZTE.  The Amendment expanded the field under the License Agreement so that AZTE has now granted us the exclusive right and license under the Licensed Patents to the full extent of the entire scope of all claims within the Licensed Patents, in all fields of use.  AZTE’s license to us under the License Agreement (the “AZTE Licensed Rights”), gives us the rights to several issued patents covering sequencing-by-synthesis methods and a number of pending patent applications, now expressly includes detection methods that do not rely on the detection of optically-labeled nucleotides (the “Expanded Field”).  Under the terms of the Amendment, we will remain obligated to pay AZTE a specified percentage of income from our-granted sublicenses or other transfers of the AZTE Licensed Rights, including as part of any sale of the Company or litigation settlement.  Amounts we owe to AZTE will be a percentage of the proportionate value of the AZTE Licensed Rights in any such transaction.  We also agreed to make additional payments to AZTE for Company-granted sublicenses or other such transfers of the AZTE Licensed Rights within the Expanded Field. We retain our existing first right to initiate and pursue patent infringement suits involving the AZTE Licensed Rights.

Although we believe that the HeliScope Sequencer has unique utility across a broad array of MDx tests, due to significant financial and resource constraints and the lack of any significant improvement to our financial outlook, we have further delayed our efforts to bring high-value MDx tests based on our technology to the market through the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) laboratory partnership. Nevertheless, we still believe that diagnostic applications may benefit from the specific features of the Helicos System, including the platform’s ability to sequence non-amplified natural DNA and RNA directly, provide quantitative accuracy, operate at a high throughput, utilize small sample quantities in simple and cost effective preparation methods, and demonstrate a lack of biases typically seen with sample amplification. However, there can be no assurance that we will be able to deploy MDx tests or our technology through a CLIA laboratory, out-licensing or through our own efforts.

In order to further conserve our limited resources, during the second quarter of 2011, we further reduced our workforce by phasing out six business and research positions. These six positions were phased out during the third quarter of 2011 and ultimately reduced our total headcount to ten positions at the end of the third quarter. In addition, we entered into a new lease that reduced the size and associated expense of our leased facility in Cambridge, Massachusetts which will house our headquarters and scientific laboratory. We did not incur or pay out severance charges or lease exit costs in connection with the implementation of these changes. Notwithstanding these most recent workforce reductions and despite our previous reductions, restructurings, expense saving measures, and the Senior Debt and the Bridge Debt Financing (see Note 7 of the Notes to the Consolidated Financial Statements), we may not have sufficient funds to pursue our business priorities. We will require significant additional capital in December 2011 to continue our operations beyond the existing $2,000,000 committed portion of the Bridge Debt. As of the date of this filing, $666,667 has been drawn against this committed facility and $1,333,333 remains available to support ongoing operations. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due and, despite the restructuring of our Senior Debt, this inability to remain current increases the likelihood that the Lenders could declare a default under the Senior Debt in the near-term, including with regard to solvency. For the period from November 2010 through April 2011, we made interest only payments on amounts outstanding on the Senior Debt. Beginning in May 2011, we resumed making monthly principal payments of approximately $0.25 million on our Senior Debt. The resumption of principal repayments will put additional pressure on our liquidity and capital resources. Workforce reductions, as well as curtailed financial resources, will further impact our ability to implement our business priorities. In addition, these constraints have caused us to significantly scale back service support and reagent supply to our current installed base. We have also significantly curtailed collaborative activities with other parties. Nevertheless, we believe that these actions will provide additional time to execute our business priorities.

In November 2010, our securities were delisted from the NASDAQ Global Market and the trading of our common stock was suspended before the opening of business on November 16, 2010, and a Form 25-NSE was subsequently filed with the Securities and Exchange Commission on January 21, 2011 which removed our securities from listing and registration on The NASDAQ Stock Market. Our securities are currently traded under the symbol “HLCS” on the OTCQB which is a market tier for OTC-traded companies that are registered and reporting with the SEC.

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

Since inception, we have incurred losses and have not generated positive cash flows from operations. We expect losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity/(deficit). As of September 30, 2011 and November 1, 2011, we had $550,000 and $275,000, respectively, in cash and cash equivalents. We will require significant additional capital in December 2011 to continue our operations beyond the existing $2,000,000 committed portion of the Bridge Debt. As of the date of this filing, $666,667 has been drawn against this committed facility and $1,333,333 remains available to support ongoing operations. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. Including $1,333,333 of the available Bridge Debt facility, we have $1,608,333 in total available resources as of November 1, 2011 and we owe approximately $250,000 in monthly principal payments for each of December 2011 and January 2012 as well as a final $800,000 payment on the Senior Debt due in January 2012. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations. Our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011; accordingly, our current financial resources raise substantial doubt about our ability to continue as a going concern. The resumption of principal repayments under our loan and security agreement will further diminish our existing capital resources.

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

We were incorporated in Delaware in May 2003 under the name RareEvent Medical Corporation, renamed Newco LS6, Inc. in September 2003 and ultimately renamed Helicos BioSciences Corporation in November 2003. Our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at September 30, 2011, as defined by the Financial Accounting Standards Board (“FASB”). Our fiscal year ends on December 31, and we operate as one reportable segment. Our corporate offices are located at One Kendall Square, Building 200, Cambridge, Massachusetts 02139.

Overview of Results of Operations

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2011

Revenues.  Revenues during the three and nine months ended September 30, 2010 and 2011 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2010	2011	Change		2010	2011	Change

Product revenue	$214	$116	$(98)	-46%	$341	$454	$113	33%
Service revenue	—	385	385	100%	—	1,029	1,029	100%
Grant revenue	422	224	(198)	-47%	1,525	1,233	(292)	-19%
Total revenue	$636	$725	$89	14%	$1,866	$2,716	$850	46%

Product revenue.  We recognized $214,000 and $341,000 of product revenue during the three and nine months ended September 30, 2010, respectively, and $116,000 and $454,000 of product revenue during the three and nine months ended September 30, 2011, respectively. Product revenue recognized during the three and nine months ended September 30, 2010 and 2011 consists primarily of revenue from the sale of proprietary reagents to customers.

As of December 31, 2010 and September 30, 2011, we had deferred $7.3 million and $8.0 million of revenue, respectively, pursuant to multiple element, single accounting unit arrangements as we had not completed all obligations under these arrangements. These amounts have been received and future revenue recognition will have no effect on our cash balances.

Service revenue.  We had no service revenues for the three and nine months ended September 30, 2010 and $385,000 and $1.0 million of service revenue during the three and nine months ended September 30, 2011, respectively. Service revenue is derived from sales of DNA and RNA sequencing services which commenced in the fourth quarter of 2010.

Grant revenue.  We recognized $422,000 and $1.5 million of grant revenue during the three and nine months ended September 30, 2010, respectively, and $224,000 and $1.2 million of grant revenue during the three and nine months ended September 30, 2011, respectively. Grant revenue recognized during the three and nine months ended September 30, 2010 and 2011 relates to the reimbursement of expenses in connection with our government research grants. The decreases in grant revenue in both the three and nine month periods ended September 30, 2011 is primarily due to the reduction of personnel resources to complete grant research work and the expiration of grants in 2011 from 2010. As of September 30, 2011, we continue to conduct research in connection with two ongoing grants.

Cost of product revenue.  We recorded $94,000 and $270,000 as cost of product revenue during the three and nine months ended September 30, 2010, respectively and we recorded $70,000 and $201,000 as cost of product revenue during the three and nine months ended September 30, 2011, respectively. Cost of product revenue consists of costs associated with the sale of proprietary reagents.

Research and development expenses.  Research and development expenses during the three and nine months ended September 30, 2010 and 2011 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2010	2011	Change		2010	2011	Change

Research and development	$4,945	$490	$(4,455)	-90%	$13,207	$2,625	$(10,582)	-80%

Research and development expenses decreased by $4.5 million, or 90%, from the three months ended September 30, 2010 to the three months ended September 30, 2011. Research and development expenses decreased by $10.6 million, or 80%, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The significant decreases in research and development expenses for both the three month and nine month periods ended September 30, 2011 is primarily due to a reduction in research and development personnel and research and development support costs in 2011 from 2010. Included in research and development expenses are costs associated with service and grant revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses during the three and nine months ended September 30, 2010 and 2011 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2010	2011	Change		2010	2011	Change

Selling, general and administrative	$2,347	$785	$(1,562)	-67%	$9,112	$3,177	$(5,935)	-65%

Selling, general and administrative expenses decreased by $1.6 million, or 67%, from the three months ended September 30, 2010 to the three months ended September 30, 2011. In comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2011, selling, general and administrative expenses decreased by $5.9 million, or 65%. The significant decreases in selling, general and administrative expenses in both the three and nine month periods ended September 30, 2011 is primarily due to the reduction of personnel and related support costs in 2011 from 2010.

Interest income.  Interest income for the three and nine months ended September 30, 2010 and 2011 was as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2010	2011	Change		2010	2011	Change

Interest Income	$1	$—	$(1)	-100%	$18	$—	$(18)	-100%

The decrease in interest income from the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2011 was due primarily to decreased cash balances.

Interest expense.  Interest expense for the three and nine months ended September 30, 2010 and 2011 was as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2010	2011	Change		2010	2011	Change

Interest Expense	$106	$151	$45	42%	$451	$544	$93	21%

The increase in interest expense from the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2011 is due to the amortization of deferred financing costs, related to the Bridge Debt and Notes in 2011.

Change in fair value of warrant liability.  Change in fair value of warrant liability for the three and nine months ended September 30, 2010 and 2011 was as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2010	2011	Change		2010	2011	Change

Change in fair value of warrant liability	$(130)	$(27)	$103	-79%	$3,117	$(42)	$(3,159)	-101%

In connection with the September and December 2009 equity offerings, we issued warrants to purchase an aggregate of 6,482,509 shares of common stock. As of September 30, 2011, 681,884 of these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the balance sheet and at September 30, 2010 and 2011 was estimated at $1.8 million and $70,000, respectively. The fair value of the warrant liability is determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations.

For the three and nine month periods ended September 30, 2010, we realized a loss of $130,000 and a gain of $3.1 million, respectively, due to the change in the fair value of the warrant liability. These gains and losses are principally a result of changes in our stock price between December 31, 2009 and September 30, 2010. The losses recognized during the three and nine month periods ended September 30, 2011 were due to an increase in our common stock price during the respective periods. During the three month period ended September 30, 2011 there were no exercises of warrants. For the nine months ended September 30, 2011, warrants for 1,263,215 shares of common stock were exercised. Futures changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of the remaining warrants outstanding.

Other Income

Other income of $900,000 in the nine months ended September 30, 2011 included $251,000 received from the federal government related to the Therapeutic Discovery Tax Credit pursuant to grants received under the Patient Protection and Affordable Care Act of 2010 and $649,000 received pursuant to a business interruption insurance claim we made in 2010. We will not receive any additional funds related to the Therapeutic Discovery Tax Credit or the business interruption insurance claim. Both the Therapeutic Discovery Tax Credit and the business interruption insurance claim were received in the first quarter of 2011.

Liquidity and Capital Resources

We have incurred losses since our inception in May 2003 and, as of September 30, 2011 we have an accumulated deficit of $189.4 million. We have financed our operations to date principally through the sale of common stock and preferred stock, including our IPO, two private placements of common stock and warrants, an underwritten offering of common stock and warrants, debt financing and interest earned on investments and revenue. Since inception, we have received net proceeds of $80.3 million through the issuance of common stock, including our IPO, private placements and an underwritten offering of common stock and warrants, $66.4 million from the issuance of preferred stock, $2.5 million in debt financing from a lender to finance equipment purchases, and $20.3 million in debt financing from lenders for working capital, capital expenditures and general corporate purposes and $11.7 million in revenue. Working capital deficit as of December 31, 2010 was $(5.6) million, consisting of $6.7 million in current assets and $12.3 million in current liabilities. Working capital deficit as of September 30, 2011 was $(7.5) million, consisting of $4.2 million in current assets and $11.7 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

The following table summarizes our net decrease in cash and cash equivalents for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended
	September 30,
($ in thousands)	2010	2011

Net cash (used in) provided by:
Operating activities	$(12,187)	$(821)
Investing activities	(4)	75
Financing activities	(1,889)	(1,217)

Net decrease in cash and cash equivalents	$(14,080)	$(1,963)

Net cash used in operating activities was $12.2 million for the nine months ended September 30, 2010 compared to $0.8 million for the nine months ended September 30, 2011. The $11.4 million decrease was primarily due to a $17.0 million decrease in the net loss, offset by a non cash decrease in depreciation expense of $1.0 million, a $3.9 million decrease in stock based compensation expense, a $2.6 million decrease in provisions on inventory and a $1.9 million decrease in the impairment of long-lived assets.  These decreases are partially offset by a $3.2 million increase in noncash expense related to the fair value of our warrant liability   Additionally, the net changes in operating assets and liabilities resulted in a $0.4 million increase in net cash provided by operating activities.

Net cash used in investing activities was $4,000 for the nine months ended September 30, 2010 compared to $75,000 in net cash provided by investing activities relating to the sale of excess fixed assets in the third quarter for the nine months ended September 30, 2011.

Net cash used in financing activities was $1.9 million for the nine months ended September 30, 2010 compared to $1.2 million for the nine months ended September 30, 2011. The $672,000 decrease was primarily due to a $820,000 decrease in debt payments related to the suspension of principal payments on our Senior Debt which resumed on May 1, 2011, and $158,000 in proceeds from the conversion of warrant shares into common stock.

Operating capital and capital expenditure requirements

As of September 30, 2011 and November 1, 2011, we had $550,000 and $275,000, respectively, in cash and cash equivalents. We will require significant additional capital to continue our operations in December 2011. Including the $1,333,333 of the available Bridge Debt facility, we have $1,608,333 in total available resources as of November 1, 2011 and we owe approximately $250,000 in monthly principal payments for each of December 2011 and January 2012 as well as an $800,000 payment for the Senior Debt due in January 2012. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Quarterly Report on Form 10-Q for the nine month period ended September 30, 2011, our current financial resources raise substantial doubt about our ability to continue as a going concern.

Notwithstanding recent workforce reductions, restructurings, the Senior Debt and the Bridge Debt Financing, we may not have sufficient funds to pursue our business priorities. We will require significant additional capital in December 2011 to continue our operations. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due and, despite the restructuring of our Senior Debt discussed above, this inability to remain current increases the likelihood that the Lenders could declare a default under the credit facility in the near-term, including with regard to solvency. For the period from November 2010 through April 2011, we made interest only payments on amounts outstanding on the Senior Debt. Beginning in May 2011, we resumed making monthly principal payments of approximately $0.25 million on our Senior Debt. The resumption of principal repayments will put additional pressure on our liquidity and capital resources. Workforce reductions, as well as curtailed financial resources, will further impact our ability to implement our business priorities. In addition, these constraints have caused us to significantly scale back service support and reagent supply to our current installed base. We have also significantly curtailed collaborative activities with other parties. Nevertheless, we believe that these actions will provide additional time to execute our business priorities.

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

Through November 1, 2011, we have received cumulative sales orders for ten Helicos Systems. From our inception to date, we recognized revenue on three of the ten sales orders, respectively. We have shipped six units that have not met our revenue recognition criteria and one sales order unit was returned. A system that was installed at The Broad Institute, Inc. on a no-cost basis was returned to us in April 2011. In addition, we had one Helicos System at a leading academic institution for scientific and commercial evaluation which was returned to us in March 2011.

As of December 31, 2010 and September 30, 2011, we had deferred revenue of $7.3 million and $8.0 million, respectively. Pursuant to the revenue recognition guidelines for multiple element, single accounting unit arrangements, we have continued to defer recognition of these amounts as revenue due to the uncertainty associated with our ability to deliver on all of the obligations under these arrangements. These amounts have been received and future revenue recognition will have no effect on our cash balances.

Our forecast for the period of time through which our financial resources will be adequate to support our operations, and the costs associated with our new business priorities are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010. We have based these estimates on assumptions that may prove to be wrong, and we could consume our available capital resources sooner than we currently expect.

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

Working capital deficit as of December 31, 2010 was $(5.6) million, consisting of $6.7 million in current assets and $12.2 million in current liabilities. Working capital deficit as of September 30, 2011 was $(7.5) million, consisting of $4.2 million in current assets and $11.7 million in current liabilities.

Contractual Obligations

A summary of our contractual obligations is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to our contractual obligations previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 other than the following: (a) we resumed making monthly principal payments of $0.25 million per month under our loan and security agreement in May 2011; (b) we executed a first amendment to our license agreement with Arizona Technology Enterprises (“AZTE”) in August 2011 (as discussed above in Note 1 of the Notes to the Consolidated Financial Statements) and (c) we executed a seventh amendment to the lease of our headquarters space located at One Kendall Square, Cambridge, Massachusetts in September 2011 (as discussed above in Note 1 of the Notes to the Consolidated Financial Statements).

License agreements and patents

We have fixed annual costs associated with license agreements into which we have entered. In addition, we may have to make contingent payments in the future upon the realization of certain milestones or royalties payable under these agreements.

Senior Debt and Bridge Debt Financing Facility

As of September 30, 2011, we owed aggregate payments, including interest, of $1.9 million pursuant to the Senior Debt which is due to be paid over the period ending January 1, 2012. In addition to interest being paid monthly, in May 2011 we resumed making monthly principal payments of approximately $0.25 million. Furthermore, a deferred payment of $800,000, which is included in the total aggregate payments owed on the Senior Debt, is due on January 1, 2012. The Senior Debt contains a subjective material adverse clause, which allows the Lenders to call the loans upon the occurrence of a material adverse event.

Also, pursuant to the Bridge Debt Financing, we borrowed $0.7 million through September 30, 2011 and have the ability to borrow an additional $1.3 million in monthly amounts of $333,333 through the due date of December 31, 2012. The purchasers of the Notes issued pursuant to the Bridge Debt Financing also have the right, but not the obligation, upon our request to purchase up to an additional $2,000,000 of Notes on or before December 31, 2012. As of December 31, 2010 and September 30, 2011, we owed principal and accrued interest aggregating $674,000 and $725,000, respectively.

As an inducement for the purchasers to purchase the Notes pursuant to the Bridge Debt Financing, we entered into a Risk Premium Payment Agreement in November 2010 with such purchasers (the “Risk Premium Agreement”). Under the terms of the Risk Premium Agreement, and with certain exceptions, we have agreed to pay the purchasers of the Notes the following portions of the consideration we receive (the “Payment Consideration”) in certain liquidity transactions: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, “Risk Premium Payments”). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts we use to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements and obligations that may arise under existing technology license agreements (the “Existing IP Licensing Agreements”) between us and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology. For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by us of any payments from third parties relating to our intellectual property portfolio, including payments received as a license or other settlement in patent infringement litigation brought by us (“IP Licensing Events”); (B) a merger of Helicos in which there is a change of control; and (C) the sale or exclusive license by us of all or substantially all of our assets or intellectual property.

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

In approving the transactions relating to the Bridge Debt Financing and the Senior Debt, our Board of Directors approved a management incentive plan pursuant to which participants in the plan, including Dr. Ivan Trifunovich and Mr. Jeffrey Moore, will be entitled to receive, in the aggregate, an amount equal to 7.5% of the payment consideration resulting from certain IP licensing events (the “Management Incentive Plan”). The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of our Board of Directors.

OFF-BALANCE SHEET ARRANGEMENTS

During the nine month periods ended September 30, 2010 and 2011, we did not have any special purpose entities or engage in any off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our critical accounting policies and estimates upon which our financial status depends were identified as those relating to inventory; revenue recognition; impairment of long-lived assets; allowance for doubtful accounts; stock-based compensation; and fair value of financial instruments. We reviewed our policies and determined that those policies remain our critical accounting policies for the nine months ended September 30, 2011. We did not make any changes in those policies during the nine months ended September 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an amendment to the accounting guidance for revenue arrangements with multiple deliverables. This guidance provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this accounting guidance on a prospective basis in the first quarter of 2011 for new and materially modified revenue arrangements. The adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. We adopted this standard on January 1, 2011. This adoption did not have a material impact on our consolidated financial statements.

In January 2011, we adopted “Improving Disclosures About Fair Value Measurements” which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, which for us is January 1, 2011, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact our financial position or results of operations.

In May 2011, the FASB issued  “Fair Value Measurement (Topic 820): Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosure for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this Accounting Standard Update (“ASU”) do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.  Legal Proceedings

On August 27, 2010, we filed a lawsuit against Pacific Biosciences of California, Inc. (“Pacific Biosciences”) in the United States District Court for the District of Delaware (CA. No. 10-735-SLR) alleging that Pacific Biosciences infringes U.S. Patent Nos. 7,645,596 (“‘596 Patent”), 7,037,687 (“‘687 Patent”), 7,169,560 (“‘560 Patent”), and 7,767,400 (“‘400 Patent”). On October 22, 2010, we filed an amended complaint naming Illumina, Inc. (“Illumina”) and Life Technologies Corporation (“Life Technologies”) as additional defendants. In the amended complaint, we further allege that Life Technologies infringes the ‘596 Patent, the ‘687 Patent, and the ‘560 Patent, and that Illumina infringes the ‘687 Patent, the ‘560 Patent, and U.S. Patent No. 7,593,109 (“‘109 Patent”). We accuse Pacific Biosciences of willful patent infringement based at least on its manufacture, use, and sale of its Single Molecule Real Time (“SMRT™”) DNA sequencing technology. We accuse Life Technologies of willful patent infringement based at least on its manufacture, use, and offer for sale of its Single Molecule Real-Time DNA Sequencing of a Quantum-dot Nanocrystal technology for single molecule sequencing of DNA. We accuse Illumina of willful patent infringement based at least on its manufacture, use, offer for sale, sale, and importation of its sequencing technology for single molecule sequencing of DNA including its Genome Analyzer, HiSeq 2000, and its Sq Module in combination with its iScan and HiScan platforms. We are seeking a permanent injunction enjoining each of the defendants from further infringement as well as compensatory and punitive damages, costs, and attorneys’ fees, interest, and other relief as determined by the Court. On January 27, 2011, Pacific Biosciences submitted requests to the United States Patent and Trademark Office (the “Patent Office”) for inter parties reexamination of the ‘687 Patent, the ‘560 Patent, the ‘596 Patent and the ‘400 Patent and are seeking a determination that one or more of the claims of those patents are invalid. The Patent Office granted the requests for reexamination of the ‘400 Patent and the ‘596 Patent on March 10, 2011, the request for reexamination of the ‘560 Patent on March 31, 2011, and the request for reexamination of the ‘687 Patent on April 13, 2011, and issued office actions rejecting all claims of the patents. The Patent Office issued Actions Closing Prosecution in the reexamination proceedings for the ‘560 Patent, the ‘687 Patent, and the ‘596 Patent on September 8, October 5, and October 20, 2011, respectively. All four reexaminations remain pending. On April 25, 2011, Pacific Biosciences moved the Court to stay the litigation pending the outcome of the patent-reexamination proceedings. Life Technologies later joined the motion. On June 23, 2011, Life Technologies moved the Court to drop or sever and stay our claims against it. The Court has not yet entered an order on either of these motions. The Court conducted a scheduling conference on February 9, 2011 and set a trial date of September 10, 2012. Discovery opened in the matter on January 12, 2011, and production of documents was completed on July 15, 2011.

Item 1A.  Risk Factors

The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company’s future results to differ materially from those projected in any forward-looking statements. These factors were disclosed, but are not limited to, the items in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. There have been no material changes to the risk factors previously disclosed in Part I,Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon the termination of employees during the quarter ended September 30, 2011, unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the three months ended September 30, 2011:

Period	Total Number of Shares Forfeited
July 1 to 31, 2011	37,500
August 1 to 31, 2011	75,000
September 1 to 30, 2011	75,000
Total	187,500

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

HELICOS BIOSCIENCES CORPORATION
Dated: November 14, 2011	By:	/s/ IVAN TRIFUNOVICH

	Name:	Ivan Trifunovich
	Title:	President and Chief Executive Officer (Principal Executive Officer)
Dated: November 14, 2011	By:	/s/ JEFFREY R. MOORE

	Name:	Jeffrey R. Moore
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to License Agreement, dated as of August 23, 2011, by and between Arizona Science and Technology Enterprises LLC and Helicos BioSciences Corporation*
10.2

Seventh Amendment to Lease, dated as of September 20, 2011, by and between RB Kendall Fee, LLC and Helicos BioSciences Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 22, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350
101

The following materials from Helicos BioSciences Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements

* Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act