Form 10-Q/A
period 2011-09-30
HELICOS BIOSCIENCES CORP
filed 2011-11-16
CIK 1274563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to amend Helicos BioSciences Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the “Original Filing”).  The purpose of the amendment is to correct a typographical error which resulted in the inadvertent omission of the word “no” from two sentences in the Form 10-Q.  The error appeared on page 6 of the Notes to Consolidated Financial Statements of the Original Filing, in the second-to-last sentence of the fifth paragraph under “Note 1. Nature of the Business and Basis of Presentation.”

This amendment corrects the sentence to read as follows:

“There is no assurance that the Company will be successful in this litigation, even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common shareholders, as a result of various arrangements in place with professional service providers, bridge lenders, licensors and others.”

The error also appeared in the Management’s Discussion and Analysis section at the top of page 15 of the Original Filing, in the third full sentence beginning “There is no assurance…”

This amendment corrects the sentence to read as follows:

“There is no assurance that we will be successful in this litigation, even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common shareholders, as a result of various arrangements in place with professional service providers, bridge lenders, licensors and others.”

We are not amending any other part of the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and there are no events that occurred subsequent to the date of the Original Filing that require disclosure, other than the matter discussed above.

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

In connection with the Bridge Debt Financing and the Senior Debt and as security for the Company’s obligations under our contingency fee arrangement with outside intellectual property litigation counsel relating to the patent infringement lawsuit the Company filed against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation, the Company entered into a subordinated security agreement with outside intellectual property litigation counsel. Pursuant to this agreement, the Company agreed to grant outside intellectual property litigation counsel a second priority security interest in the patent infringement lawsuit. Under the terms of the contingency fee arrangement, the Company is obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to the Company in connection with the settlement, judgment or other resolution of the Cause of Action (as defined in the contingency fee arrangement) or certain business transactions resulting from or relating to the patent infringement lawsuit. To date, the Company and those providing professional services in connection with this patent litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward. The Company believes that the net proceeds generated by this litigation, if the Company is successful, could be substantial. There is no assurance that the Company will be successful in this litigation, even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common shareholders, as a result of various arrangements in place with professional service providers, bridge lenders, licensors and others. The Company also continues to pursue its technology licensing program for its Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property.

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

In connection with the Bridge Debt Financing and the Senior Debt and as security for our obligations under our contingency fee arrangement with outside intellectual property litigation counsel relating to the patent infringement lawsuit we filed against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation, we entered into a subordinated security agreement with outside intellectual property litigation counsel.  Pursuant to this arrangement, we agreed to grant outside intellectual property litigation counsel a second priority security interest in the patent infringement lawsuit. Under the terms of the contingency fee arrangement, we are obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to us in connection with a settlement, judgment or other resolution of the Cause of Action (as defined in the contingency fee arrangement) or certain business transactions resulting from or relating to the patent infringement lawsuit. To date, those providing professional services in connection with this litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward We believe that the net proceeds generated by this litigation, if we are successful, could be substantial.  There is no assurance that we will be successful in this litigation, even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common shareholders, as a result of various arrangements in place with professional service providers, bridge lenders, licensors and others.  We also continue to pursue our technology licensing program for our Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property.

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

HELICOS BIOSCIENCES CORPORATION
Dated: November 16, 2011	By:	/s/ IVAN TRIFUNOVICH

	Name:	Ivan Trifunovich
	Title:	President and Chief Executive Officer (Principal Executive Officer)
Dated: November 16, 2011	By:	/s/ JEFFREY R. MOORE

	Name:	Jeffrey R. Moore
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to License Agreement, dated as of August 23, 2011, by and between Arizona Science and Technology Enterprises LLC and Helicos BioSciences Corporation*
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