Form 10-K
period 2011-12-31
HELICOS BIOSCIENCES CORP
filed 2012-03-30
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on June 30, 2011, as reported by the OTCQB Global Market, was approximately $6,119,963. For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

         As of March 19, 2012, the Company had 87,196,489 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

HELICOS BIOSCIENCES CORPORATION (a development stage company)
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.    BUSINESS OVERVIEW

        Helicos BioSciences Corporation ("Helicos" or the "Company") is a life sciences company focused on innovative genetic analysis technologies and the monetization of that technology and related intellectual property. Helicos has developed a proprietary technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. Our True Single Molecule Sequencing (tSMS) TM approach differs from current methods of sequencing DNA or RNA because it analyzes individual molecules of DNA directly instead of analyzing a large number of copies of the molecule which must be produced through complex sample preparation techniques. Our tSMS technology eliminates the need for costly, labor-intensive and time-consuming sample preparation techniques, such as amplification or cloning, which are required by other methods to produce a sufficient quantity of genetic material for analysis.

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

        As previously disclosed in our quarterly and periodic reports with the Securities and Exchange Commission, we have had limited operations to date and our activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, we are considered to be in the development stage at December 31, 2011, as defined by the Financial Accounting Standards Board ("FASB"). We operate as one reportable segment. Helicos is a Delaware corporation and was incorporated on May 9, 2003. Furthermore, as of December 31, 2011 and March 23, 2012, we had $1.0 million and $34,000, respectively, in cash and cash equivalents.

        As a result of several headcount reductions and restructurings during 2010, which eliminated approximately 60 positions, we entered the first quarter of 2011 with only 22 employees. In order to further conserve our limited resources, during the second quarter of 2011, we further reduced our workforce by phasing out six business and research positions. These six positions were phased out during the third quarter of 2011 and we ultimately reduced our total headcount to ten positions. In addition, during the third quarter of 2011, we entered into a new lease reducing the size and associated expense of our leased facility in Cambridge, Massachusetts which houses our headquarters and scientific laboratory.

        Notwithstanding these most recent workforce reductions and despite our previous reductions, restructurings, expense saving measures, and the bridge loan facility (the "Bridge Debt Financing") contemplated by the Subordinated Secured Note Purchase Agreement (the "Note Purchase Agreement") we entered into in 2010 with investment funds affiliated with Atlas Venture and Flagship Ventures (the "Purchasers"), pursuant to which we agreed to sell to the Purchasers, and the Purchasers agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the "Notes"), we do not have sufficient funds to operate our business. We continue to require significant additional capital on a month-to-month basis in order to continue our operations beyond the existing $2,000,000 committed portion of the Bridge Debt Financing. As of the date of this filing, all $2,000,000 has been drawn against this committed facility. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. The remaining uncommitted portion of funding under the Bridge Debt Financing facility of $1,625,000, if made available by the Purchasers in their sole discretion, is not sufficient to fund operations and related litigation expenses through the current planned September 2012 trial date and the ultimate resolution of the pending Patent Litigation. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes issued under the uncommitted portion of the Bridge Debt Financing facility is May 15, 2012. No further commitments beyond the current outstanding notes with a maturity date of May 15, 2012 have been made under the uncommitted portion of the Bridge Debt Financing facility. We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos' continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos' needs. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due. Workforce reductions, as well as curtailed financial resources, will further impact our ability to operate our business. In addition, these constraints have caused us to significantly scale back service support and reagent supply to our current installed base. We have also significantly curtailed collaborative activities with other parties. Despite these measures, there cannot be any assurance that we will have sufficient resources to operate our business.

        In January 2012, we made a final $1,070,000 payment on the senior debt facility pursuant to the Loan and Security Agreement among us, certain lenders and General Electric Capital Corporation, as agent, dated as of December 31, 2007, as amended (the "Loan Agreement"). As a result, our obligations under the Loan Agreement have been satisfied and the senior debt lenders no longer have a security interest in our assets, including our intellectual property assets.

        We require substantial additional funding in order to continue our operations. If we are unable to successfully raise additional capital, we may have to cease operations and/or seek bankruptcy protection. If we are required to seek protection from our creditors through a bankruptcy filing, it is likely that there would be little or no assets available for payment or distribution to our stockholders, and that our stockholders will lose their entire investment in us. In addition, to seeking additional funding we are actively exploring a variety of strategic transactions, including the sale, license or other disposition of a portion of our assets in order to raise funding, or the potential sale of all or substantially all our assets or a sale of the Company. We believe it is very unlikely that stockholders would receive any significant value from any such transaction.

        During 2011, we deployed our limited resources by focusing on intellectual property monetization and concentrating our research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which were designed to enable us to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives. With a limited number of employees and resources, however, our ability to pursue research and development efforts in targeted areas proved unsuccessful and are unlikely to resume. Going forward, we are only able to focus our limited resources on intellectual property monetization and selected research and development activities that are primarily related to grant-funded initiatives and that support our limited sequencing services. In order to defend our intellectual property rights through licensing and enforcement strategies, we have taken several actions. First, on August 27, 2010, we filed a lawsuit against Pacific Biosciences of California, Inc. ("Pacific Biosciences") for patent infringement. The lawsuit, filed in the United States District Court for the District of Delaware (the "Court"), accuses Pacific Biosciences of infringing four patents and seeks injunctive relief and monetary damages. Second, on October 14, 2010, we announced the launch of a technology licensing program for our Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property. Third, on October 22, 2010, we filed an amended complaint against Pacific Biosciences by naming Illumina, Inc. and Life Technologies Corporation as additional defendants. The amended lawsuit alleges that the defendants willfully infringe our patents in suit by using their respective technologies, sequencing systems and products which we allege are within the scope of one or more claims of our patents in suit. We are seeking a permanent injunction enjoining the defendants from further infringement as well as monetary and punitive damages, costs and attorneys' fees, interests and other relief as determined by the Court. See Part I, Item 3, Legal Proceedings, for more information regarding the litigation. We believe that the proceeds generated by these litigations (the "Patent Litigation"), if we are successful, could be substantial. There is no assurance that we will be successful in the Patent Litigation, and even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders, licensors and others. As of the date of this filing, we do not have adequate financial resources and will continue to need to generate additional funding from various sources including contract sequencing service projects, government grants and yet to be identified third party financing arrangements in order to continue our intellectual property monetization strategy. There can be no assurance that we will be able to generate the funding necessary to continue our intellectual property monetization strategy. If we are unable to execute our operations according to our plans and obtain additional financing, we will be forced to cease operations and/or seek bankrupty protection.

        In connection with the Bridge Debt Financing and as security for our obligations under our contingency fee arrangement with outside intellectual property litigation counsel relating to the patent infringement lawsuit we filed against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation, we entered into a subordinated security agreement with outside intellectual property litigation counsel. Pursuant to this agreement, we agreed to grant outside intellectual property litigation counsel a priority security interest in the patent infringement lawsuit. Under the terms of the contingency fee arrangement, we are obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to us in connection with the settlement, judgment or other resolution of the cause of action that is the subject of the intellectual property litigation against Pacific Biosciences, Illumina and Life Technologies (an any recovery therefrom) (the "Cause of Action") or certain business transactions resulting from or relating to the patent infringement lawsuit. To date, we, and those providing professional services in connection with this patent litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward. There is no assurance that we will be successful in this litigation, and even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders, licensors and others.

        As an inducement for the Purchasers to enter into the Bridge Debt Financing, we entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the "Risk Premium Agreement") Under the terms of the Risk Premium Agreement, we have agreed to pay the Purchasers the following portions of the consideration we receive (the "Payment Consideration") in Liquidity Transactions, as defined below: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, "Risk Premium Payments"). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts we use to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements (including the contingency fee arrangement between us and Outside IP Litigation Counsel relating to the Cause of Action) and obligations that may arise under existing technology license agreements (the "Existing IP Licensing Agreements") between us and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and

California Institute of Technology (as previously disclosed by us, under the Existing IP Licensing Agreements, we are obligated to pay license fees in connection with the licensing, sublicensing, legal settlements or sales of specified intellectual property or services provided to third parties ranging from a single digit percentage up to one-half of the income from those activities).

        For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by us of any payments from third parties relating to the intellectual property portfolio of the Company, including payments received as a license or other settlement in patent infringement litigation brought by us ("IP Licensing Events"); (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by us of all or substantially all of our assets or intellectual property

        In approving the transactions relating to the Bridge Debt Financing, the Board approved a management incentive plan (the "Management Incentive Plan") pursuant to which participants in the Management Incentive Plan, including Dr. Ivan Trifunovich and Mr. Jeffrey Moore, will be entitled to receive, in the aggregate, an amount equal to 7.5% of certain payment consideration resulting from intellectual property licensing events. The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Board. The Bridge Debt Financing and Risk Premium Agreement and all of the transactions contemplated by those agreements were approved by an independent committee of the Board. In addition, Noubar B. Afeyan, PhD, who is the founder, a Managing Partner and the Chief Executive Officer of Flagship Ventures, and Peter Barrett, Ph.D., who is a Partner of Atlas Venture, abstained from the vote of the Board approving the transactions.

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

        Since our inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and equity/(deficit). As of December 31, 2011 and March 23, 2012, we had $1.0 million and $34,000, respectively, in cash and cash equivalents. We will, on a month-to-month basis during 2012, require significant additional capital to continue our operations, As of the date of this filing, all amounts available under the $2,000,000 committed facility have been drawn and no additional funding under the committed facility is available to support ongoing operations. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified. Although we are engaged in active discussions with the Bridge Debt lenders with regard to securing funding from the $2,000,000 uncommitted portion of the Bridge Debt facility and are also exploring other funding options with the Bridge Debt lenders, there can be no assurance that any such funding or other sources of funding will be available to us on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes issued under the uncommitted portion of the Bridge Debt Financing facility is May 15, 2012. We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos' continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos' needs. If the Company is unable to execute its operations according to its plans and obtain additional financing, the Company will be forced to cease operations and/or seek bankruptcy protection. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Annual Report on Form 10-K for the year ended December 31, 2011, our current financial resources raise substantial doubt about our ability to continue as a going concern.

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

        The process of making proteins using the information contained within DNA involves a process called gene expression. To express a gene, enzymes called RNA polymerases transcribe the coding region into molecules of messenger RNA, or mRNA. The mRNA moves from the nucleus into the cytoplasm, where the cell's protein synthesis machinery translates the genetic sequence information and assembles a chain of amino acids into a protein.

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

        Since 2007, there has been significant replacement of both of these existing genetic analysis technologies with Next Generation Sequencers (NGS) and Single-Molecule Sequencing technologies, because the limitations of Sanger sequencing technologies, such as low throughput, high cost and complexity of use restricted their use in large-scale studies. Next generation DNA and cDNA sequencing have emerged to provide the most comprehensive genome-wide information without any prior knowledge of the sequence or sequence variation contained within experimental samples.

        Nevertheless, as next generation sequencing technologies continue to improve the speed and reduce the per base cost of DNA sequencing, these instruments continue to be limited by their detection sensitivity, thereby requiring DNA amplification to obtain sufficient material to adequately read the sequence. As with Sanger-based sequencing technologies, this requirement for amplification adds to the cost and complexity of these sequencing methods, and presents limits on the scalability of sample preparation and may limit the accuracy of the data produced. Moreover, many NGS technologies appear to possess biases and are hampered by their lack of absolute quantitative accuracy which may limit their applicability to the broader genetic analysis space. Additionally, the practical application of sequence data for molecular diagnostics is still heavily burdened by the costs associated with NGS sample preparation workflows.

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

        The scope and pace of much important research, and the routine application of genomic information in clinical medicine, had been limited by the shear cost of data acquisition however today we have begun to see hope for patients. Dramatic NGS sequencing performance improvements have resulted in the declining cost of whole genome sequencing and now enable large scale experimentation not previously possible. Efforts to overcome this barrier have been supported by the National Institutes of Health, whose National Human Genome Research Institute established the "Revolutionary Genome Sequencing Technologies—The $1,000 Genome," grant program to fund researchers' efforts to develop technology to enable the complete sequencing of an individual human genome at a cost of approximately $1,000 along with the more recent Sequencing Technology Development Program representing NHGRI's Signature Project for the American Recovery and Reinvestment Act. This project was specifically designed to support large-scale, high impact research projects that are expected to accelerate critical scientific breakthroughs and enable growth and investment in biomedical research. We have been supported by grants, from both of these funding initiatives, which have been applied directly to the development of our single molecule sequencing technology. In April 2010, we were awarded an R01 Research Project Grant from the NHGRI for Direct RNA Sequencing and are eligible to receive reimbursement for our research expenses of up to $1.6 million through February 2013. In June 2010, we were awarded a Fast Track Phase 1 Small Business Innovation Research grant to pursue research related to the development of methods to sequence patient DNA and RNA samples at an attomole level. The phase 1 portion of the grant provides funding for eligible research expenses of up to $146,000 through November 2010. Subsequent to December 31, 2010 we received approval for Phase II Fast Track funding for an additional two years totaling approximately $1.5 million. Additionally, we received a $150,000 subcontract award for a Department of Homeland Security grant funded to the Midwest Research Institute to interrogate rare variant detection in bacterial samples using our single molecule sequencing technology. In October 2010, we were awarded three federal grants totaling approximately $722,000 under the Patient Protection and Affordable Care Act of 2010, of which $472,000 was received during the fourth quarter of 2010 and the balance was received during the first quarter of 2011. The costs associated with these grants were incurred in prior 2009 and 2010 fiscal periods. The grants were awarded under the Qualified Therapeutic Discovery Project (QTDP) aimed towards producing products that diagnose diseases or determine molecular factors related to diseases by developing molecular diagnostics to guide therapeutic decisions.

        Scientists have long realized that many of the disadvantages of ensemble based sequencing could be addressed through the direct sequencing of single molecules. The ability to directly measure individual sequences has the potential to reduce the cost and complexity of large scale experiments while increasing sensitivity. The simplicity of the sample preparation and detection would also provide the capability to combine multiple application techniques in order to get the most comprehensive view of each sample. For nearly 20 years, researchers have attempted without success to develop such a single molecule sequencing technology. Past efforts fell short largely due to complexity or technological hurdles in signal detection, surface materials, biochemistry, enzymology, bioinformatics, automation or engineering. In 2003, one of our co-founders, Stephen R. Quake, DPhil, demonstrated, we believe for the first time, that sequence information could be obtained from single molecules of DNA. We have replicated and improved upon Professor Quake's approach to develop our True Single Molecule Sequencing (tSMS)™ technology. (Harris, T., et al., Single molecule DNA sequencing of a viral genome. Science 2008, 320:106-109; Bowers, J., et al. Virtual terminator nucleotides for next-generation DNA sequencing. Nat Methods 2009, 6:593-595.) However, while other parties continue to innovate new sequencing and related technologies, we are no longer able to keep pace due to our lack of sufficient financial and other resources. As a result, while competing technologies emerge and gain market acceptance through rapid development and consumer adoption, we have been unable to make meaningful technological advances.

HELICOS TECHNOLOGY

        Our True Single Molecule Sequencing (tSMS)™ technology is a powerful approach that directly measures single molecules. This novel approach allows our system to directly analyze billions of individual sequences in parallel and avoids the need for complex sample preparation techniques, amplification or cloning required by other methods. Our products utilizing our tSMS technology benefit from simple, scalable sample preparation techniques and automated high-throughput sequencing processes that enable sequencing with speed and provide unprecedented quantitative accuracy. This technology was designed to provide scientists and clinicians with extensive capabilities for basic and translational research, for pharmaceutical research and development, and for the development and clinical application of genomic diagnostics.

        Our Helicos® Genetic Analysis System (the "Helios System") was designed to provide the following benefits:

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

        During the initial research market commercialization phase of our business, our business plan, which we can no longer pursue due to our lack of adequate financial resources, was based on our belief that our Helicos System could be used as a universal method of genetic analysis potentially replacing existing methods of gene expression analysis and genotyping. Based on the quantitative performance exhibited by the HeliScope Sequencer, our business plan was based on the belief that the Helicos System was capable of performing applications of gene expression analysis at a comparable cost per sample, and in the case of high volume analyses, at lower cost, in comparison with then-current technologies. We believe, however, that performing expression analysis using the tSMS approach provides a more unbiased and accurate measurement of expression and reveals new insight into the complexity of the transcriptome (Kapranov et al 2010. New class of gene-termini-associated human RNAs suggests a novel RNA copying mechanism. Nature. 2010, 29: 642-6). In addition, although we do not have the financial resources to explore the application of Helicos' technology in the field of molecular diagnostics, we believe that Helicos' technology is uniquely suited for applications in molecular diagnostics. In particular, we believe that our platform's quantitative accuracy, the use of small sample quantities in simple preparation methods, and high throughput, as well as lack of biases typically seen with sample amplification, can be especially useful in the field of molecular diagnostics.

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

SCIENTIFIC APPLICATIONS

        Our ability to build genomic knowledge from patient samples to discover and inform healthcare options will require novel, simplified methods for gene sequencing derived from patient natural DNA as well as methods for the analysis of limiting quantities of nucleic acids derived from clinical samples, including, but not limited to, fine needle aspirates, circulating tumor cells and body fluids. Further, many patient specimens with linked clinical information have been collected and stored as formalin-fixed paraffin embedded tissues. The Helicos® Genetic Analysis System provides new opportunities for genomic studies which utilize limiting nucleic acid quantities and encompass many areas of research, development and diagnostic use. Our current limited commercialization and research and development efforts are focused on research efforts that are supported by existing grant funding and that support our limited sequencing services. These include:

  •
  Analysis of Small Sample Quantities:  With funding from a Phase I SBIR Grant, Helicos has demonstrated the ability to perform experimentation not possible with other commercially available NGS platforms—maintaining the basic principles of simple sample preparation involving no amplification and minimal sample manipulation enabling experiments never before possible. The ability to work with attomole level nucleic acid as well as new technologies emerging from this work remain core to our business and allow competitive distinction for Helicos at this time. By enabling the analysis of small amounts of nucleic acid material, without the requirement for amplification, a number of commercial and scientific applications can be realized including: 1) the detection and analysis of small amounts of circulating tumor cells from bodily fluids will enable diagnostics for the early detection of cancer onset, 2) the ability to perform molecular analyses on rare and precious biomedical samples without consuming large amounts of the sample and without skewing the results by amplification will enable heretofore impossible retrospective clinical research, 3) the ability to manipulate and analyze degraded and damaged nucleic acid material will facilitate forensic studies, and 4) the potential for direct analysis of unculturable microorganisms, which represent over 80% of the earth's microbiome and are available in limited quantities, can be analyzed for the discovery and scientific insight into novel biological functions and the elucidation of pathogenic molecular pathways.

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

        In 2008, we introduced a second generation Virtual Terminator™ Nucleotides with improved performance and shelf-life and second generation image analysis software with improved performance. During 2010, we invested in limited research and development activities to maintain the performance of our Helicos System and develop new applications with the existing system. We do not plan to allocate a significant amount of resources to research and development activities beyond selected activities that are primarily related to grant-funded initiatives and to support our limited sequencing services.

        In the years ended December 31, 2009, 2010, and 2011 we incurred $18.3 million, $14.0 million and $4.9 million respectively, of research and development expenses. Research and Development expense for fiscal years 2009, 2010 and 2011, included charges of $3.1 million, $2.6 million and $2.0 million, respectively, in connection with write-offs of certain inventory or accrual of non-cancellable purchase commitments for inventory items that are no longer used in the business and we included this charge in research and development expense.

MANUFACTURING AND RAW MATERIALS

        As a result of our limited resources, we only manufacture a limited supply of consumables for our installed base of customers and internal usage requirements and no longer manufacture instruments.

MARKETING, SALES, SERVICE AND SUPPORT

        As a result of our limited resources, we have significantly curtailed or eliminated our sales, marketing and service efforts. We expect that any revenues in the foreseeable future will be derived primarily from conducting research under grants that have been awarded to us, the sale of sequencing services to research institutions in the academic, clinical, governmental, pharmaceutical, biotechnology and agriculture biology segments, and from the sale of consumables to our installed base of customers. To date, we have instruments in operation at several research institutions including two academic centers, a genome center, a cancer center and two commercial locations. As of the date of this filing, we do not foresee commencing any efforts to sell new instruments.

COMPETITION IN THE GENETIC ANALYSIS MARKET

        Competition among entities developing or commercializing instruments, research tools or services for genetic analysis is intense. A number of companies offer DNA sequencing equipment or consumables, including Life Technologies, Inc., Beckman Coulter, Inc., the Life Sciences Division of GE Healthcare, Illumina, Inc., Complete Genomics, Inc. and Roche Applied Science. Furthermore, a number of other companies and academic groups are in the process of developing novel techniques for DNA sequencing. These companies include, among others, Ion Torrent (recently acquired by Life Technologies Corporation), Genizon BioSciences, Intelligent Bio-Systems, Lucigen, Microchip Biotechnologies, Pacific Biosciences, Shimadzu Biotech, ZS Genetics, Oxford Nanopore, NabSys and IBM. For RNA analysis and/or genotyping there are a number of companies that offer equipment and supplies including Affymetrix, Inc., Agilent Technologies, Life Technologies Corporation (formerly Applera Corporation), Bio-Rad Laboratories, Luminex and Nanostring. Three companies provide a wide range of products that span both DNA and RNA analysis—Life Technologies, Corporation, Affymetrix, Inc. and Illumina, Inc. However, the solutions that are provided by these competitors are separate applications that require different sample preparation techniques, consumables, analysis software and instrumentation with limited correlation between platforms.

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

        Roche License Agreement.    In June 2004, we entered into a license agreement with Roche Diagnostics (the "Roche License Agreement") which granted us a worldwide, semi-exclusive royalty-bearing license, with the right to grant sublicenses under a patent relating to sequencing methods. In connection with the Roche License Agreement, we paid an upfront fee of 175,000 Euros and committed to pay an annual license fee ranging from 10,000 to 40,000 Euros. There are no milestone payments potentially payable by us under the Roche License Agreement in addition to those described above. We have an option to convert the license to non-exclusive beginning in 2008, in which case the annual license fees would be reduced to 10,000 Euros beginning in 2008. We have the right to terminate the Roche License Agreement at any time for convenience upon 90 days prior written notice to Roche Diagnostics. We both have the right to terminate the Roche License Agreement upon breach by the other party, subject to notice and an opportunity to cure. The Roche License Agreement also terminates upon the occurrence of specified bankruptcy events. As part of the Roche License Agreement, we agreed to pay single digit royalties based on a percentage of defined net sales. We also agreed to pay half of our income amounts that we receive based on sublicenses that we grant to third parties. Our royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through December 31, 2011, no royalty payments have been made. All license fee amounts paid to date have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. The total expense recognized under the Roche License Agreement for the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) through December 31, 2011 was $54,000, $59,000, $58,000 and $538,000, respectively.

        AZTE License Agreement.    In March 2005, we entered into a license agreement with Arizona Technology Enterprises (the "AZTE License Agreement") that granted us a worldwide, exclusive, irrevocable, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications exclusively licensed by AZTE from Arizona State University and the University of Alberta (the "Licensed Patents"). In connection with the AZTE License Agreement, we paid an upfront fee of $350,000, committed to an annual license fee of $50,000, which has increased to $100,000 upon the successful issuance of a U.S. patent, committed to pay a three-year maintenance fee of $50,000, payable in equal annual installments beginning in March 2006, and issued 88,888 shares of restricted common stock, which vest in two equal installments upon the achievement of separate milestones. There are no milestone payments potentially payable by us under the AZTE License Agreement in addition to those described above. We are obligated to use reasonable commercial efforts to develop, manufacture and commercialize licensed products. In addition, if we fail to use commercially-reasonable efforts to develop, manufacture and sell licensed products, the AZTE License Agreement converts from exclusive to non-exclusive. The AZTE License Agreement will remain in force until terminated. We have the right to terminate the AZTE License agreement at any time for convenience upon 60 days prior written notice to Arizona Technology Enterprises. We both have the right to terminate the agreement upon breach by the other party, subject to notice and an opportunity to cure. The AZTE License Agreement also terminates upon the occurrence of specified bankruptcy events.

        As part of the AZTE License Agreement, we agreed to pay a single digit percentage royalty based on defined net sales. We also agreed to pay a mid-teens percentage of specified sublicense income amounts that are received based on sublicenses granted to third parties which increases to 30 percent after we receive an aggregate of $50,000 of such amounts. Our royalty obligation, if any, extends until the expiration of the last-to-expire of the Licensed Patents. Through December 31, 2011, no royalty payments have been made. All license fee amounts paid to date have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. In May 2006, in accordance with the license agreement, due to the successful issuance of a U.S. patent, the committed annual license fee increased from $50,000 to $100,000 and 44,444 shares of the restricted common stock vested. The vesting of 44,444 shares of restricted common stock resulted in a charge to research and development expense of $127,000 based on the fair value of our common stock at the time the milestone was achieved. The remaining 44,444 shares of restricted common stock vested immediately upon the successful issuance of a second U.S. patent on January 12, 2010 and we recorded an expense of $54,000 associated with the vesting of these shares. The total expense recognized under the AZTE License Agreement for the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) through December 31, 2011 was $141,000, $154,000, $100,000 and $1,244,000, respectively.

        On August 26, 2011, we entered into a First Amendment to the License Agreement (the "Amendment") with AZTE. The Amendment expanded the field under the AZTE License Agreement so that AZTE has now granted us the exclusive right and license under the Licensed Patents to the full extent of the entire scope of all claims within the Licensed Patents, in all fields of use. AZTE's license to us under the AZTE License Agreement (the "AZTE Licensed Rights"), gives us the rights to several issued patents covering sequencing-by-synthesis methods and a number of pending patent applications, now expressly includes detection methods that do not rely on the detection of optically-labeled nucleotides (the "Expanded Field"). Under the terms of the Amendment, we will remain obligated to pay AZTE a specified percentage of income from our-granted sublicenses or other transfers of the AZTE Licensed Rights, including as part of any sale of the Company or litigation settlement. Amounts we owe to AZTE will be a percentage of the proportionate value of the AZTE Licensed Rights in any such transaction. We also agreed to make additional payments to AZTE for Company-granted sublicenses or other such transfers of the AZTE Licensed Rights within the Expanded Field. We retain our existing first right to initiate and pursue patent infringement suits involving the AZTE Licensed Rights. There has been no expense recorded for this amendment for the period ending December 31, 2011.

        Caltech License Agreement.    In November 2003, we entered into a license agreement with California Institute of Technology (the "Caltech License Agreement") that granted us a worldwide, exclusive, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications, and a worldwide, non-exclusive royalty bearing license, with the right to grant sublicenses, under specified technology outside the scope of the licensed patents. In connection with the Caltech License Agreement, we issued 46,514 shares of common stock, and recorded a charge of $20,000. In addition, we pay an annual license fee of $10,000 per year. The license fee payments are creditable against single digit royalties calculated upon sales of products covered by patents licensed under the agreement. We are also obligated to pay California Institute of Technology a single digit percentage of specified license and sublicense income, a single digit percentage of proceeds from sales of specified intellectual property and a single digit percentage of service revenue amounts that we receive based on licenses and sublicenses that we grant, sales of intellectual property and services that we provide to third parties. The royalty obligation with respect to any licensed product extends until the later of the expiration of the last-to-expire of the licensed patents covering the licensed product and three years after the first commercial sale of the licensed product in any country for non-patented technology covered under the agreement. Through December 31, 2011, no royalty payments have been made. In March 2007, we amended the Caltech License Agreement to provide rights under an additional patent application under the terms of the existing license in exchange for a one-time payment of $50,000 to the California Institute of Technology. There are no milestone payments potentially payable by us under the Caltech License Agreement in addition to those described above. All license fee amounts paid to date and the value of the common stock issued have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. The total expense recognized under the Caltech License Agreement for the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) through December 31, 2011 was $10,000, $10,000, $10,000 and $143,000, respectively.

        PerkinElmer License Agreement.    In April 2007, we entered into an agreement with PerkinElmer LAS, Inc. ("PerkinElmer"), in which PerkinElmer granted us a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty bearing license under specified patents. Our license from PerkinElmer grants us rights under certain patents to produce and commercialize certain of the reagents used in some applications on the Helicos System, which contain chemicals purchased from PerkinElmer. In exchange for rights licensed from PerkinElmer, we are obligated to pay PerkinElmer a single digit percentage of our net revenue from the sale of reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement. There are no milestone payments potentially payable by us under this agreement with PerkinElmer. We have the right to terminate the agreement at any time upon 90 days written notice to PerkinElmer. Each party has the right to terminate the agreement upon breach by the other party subject to notice and an opportunity to cure. The agreement also terminates upon the occurrence of specified bankruptcy events. PerkinElmer has the sole right under the agreement to enforce the licensed patents. There has been no expense recorded for this agreement for any period from May 9, 2003 (inception) through December 31, 2011.

        See Note 7 to the Consolidated Financial Statements contained in this Form 10-K for additional information on license agreements.

GOVERNMENTAL REGULATION

        We are subject, both directly and indirectly, to existing and potential future government regulation of our operations and markets. The life sciences industry, which is the market for our technology, has historically been heavily regulated. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life science industry in particular. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulations that adversely affect our market opportunities. In particular, if we decide to market our diagnostic assays as laboratory developed tests ("LDTs") under Clinical Laboratory Improvement Amendments ("CLIA"), we will need to seek CLIA certification, and be subject to the requirements and oversight of the Centers for Medicare and Medicaid Services. We may not receive such certification in a timely fashion or at all. Furthermore, CLIA regulations may change over time and the U.S. Food and Drug Administration ("FDA") may ultimately decide to regulate the devices and methods we will use in the delivery of our LDTs.

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

EMPLOYEES

        We had 10 full-time employees at December 31, 2011. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good. Our continuing operations depends in large part on our ability to retain our existing employees.

AVAILABLE INFORMATION

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14A, current reports on Form 8-K, and any amendments to those reports are made available free of charge on our website, www.helicosbio.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our website by the end of the business day following the submission to the SEC of such filings. In addition, the SEC's website, www.sec.gov, contains reports, proxy statements, and other information regarding reports that we file electronically with the SEC. During 2010, our securities were delisted from the NASDAQ Global Market and the trading of our common stock was suspended before the opening of business on November 16, 2010. A Form 25-NSE was subsequently filed with the SEC on January 21, 2011 which removed our securities from listing and registration on The NASDAQ Stock Market. The Company's securities are currently traded under the symbol "HLCS" on the OTCQB which is a market tier for OTC-traded companies that are registered and reporting with the SEC. Investors can now view real time stock quotes for HLCS at http://www.otcmarkets.com.

Item 1A.    RISK FACTORS

        The following important factors could cause our actual business, prospects, financial results or financial condition to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or elsewhere by management from time to time.

RISKS RELATED TO OUR BUSINESS

Beginning in January 2012, our business will require additional funding, which may not be available on favorable terms, if at all, or without potentially very substantial dilution to our stockholders. If we do not raise the necessary funds, we will need to terminate our operations and/or file for bankruptcy.

        Our business will require additional financial investment that we have not yet secured and we will need to raise additional capital on a month-to-month basis during 2012 in order to sustain our business and to pursue our new business priorities. The amount of additional capital we will need to raise depends on many factors, including:

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

        Notwithstanding these most recent workforce reductions and our previous reductions, restructurings, expense saving measures, and the Bridge Debt Financing, we do not have sufficient funds to pursue our business priorities. We continue to require significant additional capital on a month-to-month basis in order to continue our operations beyond the existing $2,000,000 committed portion of the Bridge Debt Financing. As of the date of this filing, all $2,000,000 has been drawn against this committed facility. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes issued under the uncommitted portion of the Bridge Debt Financing facility is May 15, 2012. No further commitments beyond the current outstanding notes with a maturity date of May 15, 2012 have been made under the uncommitted portion of the Bridge Debt Financing facility. We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos' continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos' needs. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due. Workforce reductions, as well as curtailed financial resources, will further impact our ability to operate our business. In addition, these constraints have caused us to significantly scale back service support and reagent supply to our current installed base. We have also significantly curtailed collaborative activities with other parties. Despite these measures, there cannot be any assurance that we will have sufficient resources to execute our business priorities.

        We do not know whether the additional capital that we will require will be available when and as needed, on favorable terms or if at all, or that our actual cash requirements will not be greater than anticipated. We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such sales may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt or making capital expenditures or that require early repayment, even with penalties, in connection with a change of control. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we would have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us. We may not be able to complete any such capital raising transactions on acceptable terms, or at all. If adequate additional funds are not available to us when required, we will be required to terminate some or all aspects of our operations and/or seek bankruptcy protection. If we are required to seek protection from our creditors through a bankruptcy filing, it is likely that there would be little or no assets available for payment or distribution to our stockholders, and that our stockholders will lose their entire investment in us. In addition, to seeking funding we are actively exploring a variety of strategic transactions, including the sale, license or other disposition of a portion of our assets in order to raise funding, or the potential sale of all or substantially all our assets or a sale of the Company. We believe it is very unlikely that stockholders would receive any significant value from any such transaction.

We are implementing a new strategic focus. If we are unsuccessful in pursuing our new business initiatives, our business, financial condition, results of operations and prospects will be materially adversely affected and we may have to cease operations.

        We are implementing a new strategic focus and plan to deploy our limited resources by focusing on intellectual property monetization. In addition, on October 14, 2010, we announced the launch of a technology licensing program for our Single Molecule Sequencing Platform. While our new business opportunities will rely upon the capabilities of our proprietary Helicos® Genetic Analysis Platform and the strength of our intellectual property portfolio, the business model will be materially different than that which we have engaged in before. We are unable to give any assurance we will be commercially successful in our new business strategy. Our failure to be commercially successful in any such new business opportunity would materially adversely impact our business, financial condition, results of operations and prospects and could ultimately require that we cease operations.

The audit report contained in our Annual Report on Form 10-K for the year ended December 31, 2011 contains an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern.

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

We may not be able to meet our debt service obligations, or may otherwise default, under our secured loan and security agreements, which would materially adversely affect our business, financial condition, results of operations and prospects.

        Our secured loan and security agreements impose restrictions and obligations on us with which we may not be able to comply. If we fail to comply with such restrictions, our lenders may declare us in default. The occurrence of an event of default could lead to acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such event, we may be required to sell assets, to refinance, or to obtain additional financing. Such refinancing may not be possible and additional financing may not be available on commercially acceptable terms or at all.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

        We are a development-stage company with a limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stockholders of $28.0 million, $18.8 million and $5.8 million in the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, we had an accumulated deficit of $192.3 million. These losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. In the year ended December 31, 2011, we used cash in operating activities of $0.9 million. As of December 31, 2011 and March 23, 2012, we had $1.0 million and $34,000 respectively, in cash and cash equivalents.

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

Following our reductions in force in 2010 and 2011, which resulted in the elimination of approximately 90% of our headcount, we may not be able to retain our remaining employees while we pursue our business priorities. As a result, we may be unable to achieve our goals, in which case, our business, financial conditions, results of operations and prospects will be materially adversely affected and we may have to cease operations.

        In connection with our efforts to consider alternatives to our long-term strategic focus, in 2010 and 2011, we committed to reductions in headcount and restructuring plans (the "Restructuring Plans") which involved the consolidation and reorganization of our operations in order to reduce operating costs, conserve cash and direct our resources to continue advancing towards our near term goals. The Restructuring Plans involved a reduction in headcount of approximately 70 employees or 90% of the organization. We entered 2012 with only 10 employees and are substantially dependent on the performance of these employees, which include senior management and key scientific and technical personnel. We do not maintain employment contracts with any of our employees. As a result, while we begin to pursue our new business priorities, we will rely heavily on our ability to retain our remaining employees. However, depending on our circumstances, we may need to implement additional workforce reductions in the future. The loss of the service of any number of our remaining employees may significantly delay or prevent our ability to pursue our business objectives by diverting management's attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business prospects, operating results and financial condition. For example, because of the complex and technical nature of our Helicos System and the dynamic market in which we compete, any failure to retain a sufficient number of our remaining, qualified employees could materially harm our ability to pursue our business priorities.

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

        You should evaluate us in the context of the uncertainties and complexities affecting an early stage company in the life science industry which is experiencing the challenges associated with entering into new, highly competitive markets. Based on our limited experience, we may not:

  •
  effectively execute on or focus our research and development efforts with our limited resources;

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

We rely on a single laboratory facility for our research and development activities and are occupying our space without a long term lease agreement.

        We rely on a single laboratory facility in Cambridge, Massachusetts for our research and development activities. This facility and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. This facility may be affected by natural disasters such as earthquakes, floods and fires. In the event our laboratory facility or equipment is affected by man-made or natural disasters, we would be unable to develop products for a significant period of time. Although we maintain insurance on this facility, it may not be adequate to protect us from all potential losses if this facility were damaged or destroyed. In addition, the lease for our Cambridge facility expires on December 31, 2012. We are unable to enter into a longer term lease arrangement due to our limited resources and financial condition.

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

        The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

        In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. However, our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our failure to establish a strong intellectual property position and enforce our intellectual property rights against others would enable competitors to develop similar or alternative technologies.

        Our success depends in part on our ability to obtain and maintain intellectual property protection for our technologies. Our policy is to seek to protect our intellectual property by, among other methods, filing U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The U.S. Congress recently passed the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in September 2011. The America Invents Act reforms United States patent law in part by changing the standard for patent approval from a "first to invent" standard to a "first to file" standard and developing a post-grant review system. This new legislation changes United States patent law in a way that may weaken our ability to obtain or maintain patent protection for future inventions in the United States.

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

        Litigation and administrative proceedings are and may continue to be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. Litigation on these matters has been prevalent in our industry and we expect that this will continue. To determine the priority of inventions, we may have to initiate and participate in interference proceedings declared by the U.S. Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property is and may continue to be subject to significant administrative and litigation proceedings such as invalidity, opposition, reexamination, or reissue proceedings against our patents. The outcome of any litigation or administrative proceeding might not be favorable to us, and, in that case, we might be required to develop alternative technological approaches that we may not be able to complete successfully or require licenses from others that we may not be able to obtain. Even if such licenses are obtainable, they may not be available at a reasonable cost. We may also be held liable for money damages to third parties and could be enjoined from using technologies. In addition, legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings will be burdensome and expensive, even if we were to prevail. These types of administrative proceedings and any additional litigation that may be necessary in the future could result in our patent protection being significantly modified or reduced, and could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. In August 2006, we filed an opposition against EP 1 105 529 B1 in the European Patent Office, with respect to which we received a preliminary non-binding opinion upholding the patent. In October 2008, EP 1 105 529 B1 was maintained in amended form and in January 2009 we filed a notice of appeal of the European Patent Office's decision. The patent owner filed a response brief on October 19, 2009, and we filed a reply brief on March 19, 2010.

        On August 27, 2010, we filed a lawsuit against Pacific Biosciences of California, Inc. ("Pacific Biosciences") in the United States District Court for the District of Delaware (the "Court") (CA. No. 10-735-SLR) alleging that Pacific Biosciences infringes U.S. Patent Nos. 7,645,596 ("'596 Patent"), 7,037,687 ("'687 Patent"), 7,169,560 ("'560 Patent"), and 7,767,400 ("'400 Patent"). On October 22, 2010, we filed an amended complaint naming Illumina, Inc. ("Illumina") and Life Technologies Corporation ("Life Technologies") as additional defendants. In the amended complaint, we further allege that Life Technologies infringes the '596 Patent, the '687 Patent, and the '560 Patent, and that Illumina infringes the '687 Patent, the '560 Patent, and U.S. Patent No. 7,593,109 ("'109 Patent"). We accuse Pacific Biosciences of willful patent infringement based at least on its manufacture, use, and sale of its Single Molecule Real Time ("SMRT™") DNA sequencing technology. We accuse Life Technologies of willful patent infringement based at least on its manufacture, use, and offer for sale of its Single Molecule Real-Time DNA Sequencing of a Quantum-dot Nanocrystal technology for single molecule sequencing of DNA. We accuse Illumina of willful patent infringement based at least on its manufacture, use, offer for sale, sale, and importation of its sequencing technology for single molecule sequencing of DNA including its Genome Analyzer, HiSeq 2000, and its Sq Module in combination with its iScan and HiScan platforms. We are seeking a permanent injunction enjoining each of the defendants from further infringement as well as compensatory and punitive damages, costs, and attorneys' fees, interest, and other relief as determined by the Court. On January 27, 2011, Pacific Biosciences submitted requests to the United States Patent and Trademark Office (the "Patent Office") for inter parties reexamination of the '687 Patent, the '560 Patent, the '596 Patent and the '400 Patent and are seeking a determination that one or more of the claims of those patents are invalid. The Patent Office granted the requests for reexamination of the '400 Patent and the '596 Patent on March 10, 2011, the request for reexamination of the '560 Patent on March 31, 2011, and the request for reexamination of the '687 Patent on April 13, 2011, and issued office actions rejecting all claims of the patents. The Patent Office issued Actions Closing Prosecution in the reexamination proceedings for the '560 Patent, the '687 Patent, the '596 Patent, and the '400 Patent on September 8, 2011; October 5, 2011; October 20, 2011; and January 5, 2012, respectively. All four reexaminations remain pending. On April 25, 2011, Pacific Biosciences moved the Court to stay the litigation pending the outcome of the patent-reexamination proceedings. Life Technologies later joined the motion. On June 23, 2011, Life Technologies moved the Court to drop or sever and stay our claims against it. The Court has denied both motions. On December 14, 2011, the defendants moved the Court to transfer the litigation to the Northern District of California. The Court has not yet entered an order on this motion. On February 15, 2011, we and Illumina filed a Stipulated Order of Dismissal Between Helicos Biosciences Corporation and Illumina, Inc. as to the '560 Patent, pursuant to which our claims against Illumina for infringement of the '560 Patent would be dismissed with prejudice, and Illumina's counterclaims regarding the '560 Patent would be dismissed without prejudice. The Court conducted a scheduling conference on February 9, 2011 and set a trial date of September 10, 2012. Fact discovery has been largely concluded and the parties have exchanged initial expert reports regarding infringement and validity.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Investing in our stock is highly speculative and an investor will likely lose some of, or the entire amount invested.

        Our business will require additional financial investment that we have not yet secured and we will need to raise additional capital on a month-to-month basis during 2012 in order to sustain our business and to pursue our new business priorities. If we cannot secure additional financing we may be forced to cease operations and/or file for bankruptcy protection. Therefore, an investment in our stock is highly speculative. Stockholders are unlikely to realize any value with respect to their stock.

        There is no assurance that we will be successful in the Patent Litigation, and even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders, licensors and others. As of the date of this filing, we do not have adequate financial resources and will continue to need to generate additional funding from various sources including contract sequencing service projects, government grants and yet to be identified third party financing arrangements in order to continue our intellectual property monetization strategy. There can be no assurance that we will be able to generate the funding necessary to continue our intellectual property monetization strategy. If we are unable to execute our operations according to our plans and obtain additional financing, we will be forced to cease operations and/or seek bankruptcy protection.

Our common stock has been delisted from The NASDAQ Global Market, which negatively impacts the price of our common stock and our ability to access the capital markets.

        On June 28, 2010, we received a letter from The NASDAQ Stock Market LLC ("NASDAQ") advising that for the previous 30 consecutive business days, we failed to comply with the minimum market value of listed securities ("MVLS") requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 5450(b)(2)(A) and that we did not otherwise satisfy the criteria for continued listing pursuant to NASDAQ Marketplace Rule 5450(b). NASDAQ stated in its letter that in accordance with NASDAQ Marketplace Rule 5810(c)(3)(C), we would be provided 180 calendar days, or until December 27, 2010, to regain compliance with the MVLS continued listing requirement. MVLS is calculated by multiplying the total shares outstanding by the daily closing bid price. On October 12, 2010, we received a delisting determination letter from NASDAQ due to our failure to regain compliance with the NASDAQ Global Market's minimum bid price requirement for continued listing as set forth in Listing Rule 5450(a)(1). In addition, we did not hold our annual meeting of stockholders for fiscal 2010 which is an additional NASDAQ continued listing requirement. Based on the unlikely ability for us to meet the NASDAQ MVLS requirements due to the state of our finances and near-term business prospects, on November 12, 2010, we withdrew our appeal to NASDAQ regarding this delisting notice. Therefore, our securities were delisted from the NASDAQ Global Market and the trading of our common stock was suspended before the opening of business on November 16, 2010, and a Form 25-NSE was subsequently filed with the SEC on January 21, 2011 which removed our securities from listing and registration on The NASDAQ Stock Market. The delisting of our common stock will significantly affect the ability of investors to trade our securities and will significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock will materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Global Market will also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

As a result of our most recent financing activities, we are subject to various obligations to creditors and others that are likely to materially reduce or eliminate the total return on equity for our common stockholders.

        Our obligations to make future Risk Premium Payments under the terms of the Risk Premium Agreement, the Note Purchase Agreement, the contingency fee arrangement with Outside IP Litigation Counsel, the Existing IP Licensing Agreements and the Management Incentive Plan, are highly dilutive to our common stockholders and materially reduce their share of any future earnings of our company. There is no assurance that we will be successful in the Patent Litigation, and even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common stockholder, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement), licensors and others. The agreements and obligations referenced in this risk factor are more fully described in Note 8 of the Notes to Consolidated Financial Statements, under the caption Bridge Financing and Senior Debt Restructuring, in this Form 10-K. If do not receive sufficient proceeds from the patent Litigation and/or are unable to raise additional financing, we may be required to file for bankruptcy protection. If so, it is likely that there would be little or no assets available for payment or distribution to our stockholders.

Our directors and management will exercise significant control over our company, which will limit your ability to influence corporate matters.

        Certain of our directors and executive officers and their affiliates collectively control a majority of our outstanding common stock as of December 31, 2011. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

        A majority of the shares of our common stock outstanding as of December 31, 2011 may be offered and sold by selling stockholders pursuant to effective registration statements on Forms S-3 declared effective by the SEC. In addition, up to 22,653,964 additional shares of our common stock may be offered and sold pursuant to effective registration statements by selling stockholders upon exercise of warrants. In addition, a majority of the other outstanding shares of our common stock and other warrants are eligible for resale by the holders of those shares pursuant to other effective registration statements or in exempt private transactions.

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

        We have registered the issuance of all shares of common stock that we have issued and may issue under our employee option plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance. In addition, as of December 31, 2011, there were 277,777 shares of common stock reserved for future issuance as charitable contribution to the Broad Institute, Inc. that will become eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act of 1933, as amended.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease a 6,000 square foot facility in Cambridge, Massachusetts that houses our headquarters and scientific laboratory. This lease dated September 2011 expires on December 31, 2012.

        For additional information regarding obligations under operating leases see Note 7 of the Notes to the Consolidated Financial Statements contained in this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        On August 27, 2010, we filed a lawsuit against Pacific Biosciences of California, Inc. ("Pacific Biosciences") in the United States District Court for the District of Delaware (CA. No. 10-735-SLR) alleging that Pacific Biosciences infringes U.S. Patent Nos. 7,645,596 ("'596 Patent"), 7,037,687 ("'687 Patent"), 7,169,560 ("'560 Patent"), and 7,767,400 ("'400 Patent"). On October 22, 2010, we filed an amended complaint naming Illumina, Inc. ("Illumina") and Life Technologies Corporation ("Life Technologies") as additional defendants. In the amended complaint, we further allege that Life Technologies infringes the '596 Patent, the '687 Patent, and the '560 Patent, and that Illumina infringes the '687 Patent, the '560 Patent, and U.S. Patent No. 7,593,109 ("'109 Patent"). We accuse Pacific Biosciences of willful patent infringement based at least on its manufacture, use, and sale of its Single Molecule Real Time ("SMRT™") DNA sequencing technology. We accuse Life Technologies of willful patent infringement based at least on its manufacture, use, and offer for sale of its Single Molecule Real-Time DNA Sequencing of a Quantum-dot Nanocrystal technology for single molecule sequencing of DNA. We accuse Illumina of willful patent infringement based at least on its manufacture, use, offer for sale, sale, and importation of its sequencing technology for single molecule sequencing of DNA including its Genome Analyzer, HiSeq 2000, and its Sq Module in combination with its iScan and HiScan platforms. We are seeking a permanent injunction enjoining each of the defendants from further infringement as well as compensatory and punitive damages, costs, and attorneys' fees, interest, and other relief as determined by the Court. On January 27, 2011, Pacific Biosciences submitted requests to the United States Patent and Trademark Office (the "Patent Office") for inter parties reexamination of the '687 Patent, the '560 Patent, the '596 Patent and the '400 Patent and are seeking a determination that one or more of the claims of those patents are invalid. The Patent Office granted the requests for reexamination of the '400 Patent and the '596 Patent on March 10, 2011, the request for reexamination of the '560 Patent on March 31, 2011, and the request for reexamination of the '687 Patent on April 13, 2011, and issued office actions rejecting all claims of the patents. The Patent Office issued Actions Closing Prosecution in the reexamination proceedings for the '560 Patent, the '687 Patent, the '596 Patent, and the '400 Patent on September 8, 2011; October 5, 2011; October 20, 2011; and January 5, 2012, respectively. All four reexaminations remain pending. On April 25, 2011, Pacific Biosciences moved the Court to stay the litigation pending the outcome of the patent-reexamination proceedings. Life Technologies later joined the motion. On June 23, 2011, Life Technologies moved the Court to drop or sever and stay our claims against it. The Court has denied both motions. On December 14, 2011, the defendants moved the Court to transfer the litigation to the Northern District of California. The Court has not yet entered an order on this motion. On February 15, 2011, we and Illumina filed a Stipulated Order of Dismissal Between Helicos Biosciences Corporation and Illumina, Inc. as to the '560 Patent, pursuant to which our claims against Illumina for infringement of the '560 Patent would be dismissed with prejudice, and Illumina's counterclaims regarding the '560 Patent would be dismissed without prejudice. The Court conducted a scheduling conference on February 9, 2011 and set a trial date of September 10, 2012. Fact discovery has been largely concluded and the parties have exchanged initial expert reports regarding infringement and validity.

        On March 21, 2012, we received an attorney demand letter from one of our major customers alleging that Helicos is in breach of the customer's system and reagent kit supply agreements in connection with the sale of multiple Helicos systems and reagent kits that were sold and installed prior to December 31, 2009. The demand letter alleges breach of warranty and that the systems did not conform to Helicos' specifications and were defective in material and workmanship. In addition, the demand letter alleges that Helicos did not provide the requisite level of customer support in connection with the system service and maintenance requirements set forth in the system supply agreement. The demand letter states that, if the parties are unable to reach an amicable settlement, the customer will terminate the supply agreements and request that Helicos refund approximately $5.0 million. The Company has deferred all revenue related to this arrangement, is in the process of evaluating the claims, and has not yet responded to the demand letter.

ITEM 4.    MINE SAFETY DISCLOSURES

  Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has traded publicly under the symbol "HLCS" since our initial public offering in May 2007. Our securities were delisted from the NASDAQ Global Market and the trading of our common stock was suspended on November 16, 2010, and a Form 25-NSE was subsequently filed with the SEC on January 21, 2011 which removed our securities from listing and registration on The NASDAQ Stock Market. Our securities are currently traded under the symbol "HLCS" on the OTCQB which is a market tier for OTC traded companies that are registered and reporting with the SEC. The following table sets forth the range of quarterly high and low sales prices for our common stock in 2010 and 2011 on the NASDAQ Global Market and the OTCQB, as applicable.

	2010		2011
	High	Low	High	Low
First quarter	$1.43	$0.72	$0.23	$0.12
Second quarter	$0.98	$0.38	$0.15	$0.06
Third quarter	$0.85	$0.38	$0.18	$0.06
Fourth quarter	$0.58	$0.11	$0.16	$0.03

Holders

        As of March 19, 2012, there were approximately 48 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Please see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Form 10-K, for a discussion of our equity compensation plans.

Issuer Purchases of Equity Securities

        During 2011, we purchased 27,896 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about these purchases of restricted shares for the year ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2011	21,348	$0.12
February 1 to 28, 2011	—	—
March 1 to 31, 2011	—	—
April 1 to 30, 2011	—	—
May 1 to 31, 2011	—	—
June 1 to 30, 2011	—	—
July 1 to 31, 2011	6,548	$0.08
August 1 to 31, 2011	—	—
September 1 to 30, 2011	—	—
October 1 to 31, 2011	—	—
November 1 to 30, 2011	—	—
December 1 to 31, 2011	—	—

Total	27,896

        Upon the termination of employees during the year ended December 31, 2011, 596,436 unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the year ended December 31, 2011:

Period	Total Number of Shares Forfeited
January 1 to 31, 2011	174,561
February 1 to 28, 2011	—
March 1 to 31, 2011	—
April 1 to 30, 2011	—
May 1 to 31, 2011	43,750
June 1 to 30, 2011	153,125
July 1 to 31, 2011	37,500
August 1 to 31, 2011	75,000
September 1 to 30, 2011	75,000
October 1 to 31, 2011	37,500
November 1 to 30, 2011	—
December 1 to 31, 2011	—

Total	596,436

ITEM 6.    SELECTED FINANCIAL DATA

        As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

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

        As previously disclosed in our quarterly and periodic reports with the SEC, we have had limited operations to date and our activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, we are considered to be in the development stage at December 31, 2011, as defined by the Financial Accounting Standards Board ("FASB"). We operate as one reportable segment. Helicos is a Delaware corporation and was incorporated on May 9, 2003.

Furthermore, as of December 31, 2011 and March 23, 2012, we had $1.0 million and $34,000, respectively, in cash and cash equivalents.

        As a result of several headcount reductions and restructurings during 2010, which eliminated approximately 60 positions, we entered the first quarter of 2011 with only 22 employees. In order to further conserve our limited resources, during the second quarter of 2011, we further reduced our workforce by phasing out six business and research positions. These six positions were phased out during the third quarter of 2011 and ultimately reduced our total headcount to ten positions. In addition, during the third quarter of 2011, we entered into a new lease reducing the size and associated expense of our leased facility in Cambridge, Massachusetts which houses our headquarters and scientific laboratory. We did not incur or pay out severance charges or lease exit costs in connection with the implementation of these measures. In January 2012, we made a final $1,070,000 payment on the senior debt facility pursuant to the Loan and Security Agreement among us, certain lenders and General Electric Capital Corporation, as agent, dated as of December 31, 2007, as amended (the "Loan Agreement"). As a result, our obligations under the Loan Agreement have been satisfied and the senior debt lenders no longer have a security interest in our assets, including our intellectual property assets.

        Notwithstanding these most recent workforce reductions and despite our previous reductions, restructurings, expense saving measures, and the Bridge Debt Financing (see Note 8 of the Notes to the Consolidated Financial Statements), we do not have sufficient funds to operate our business. We continue to require significant additional capital on a month-to-month basis in order to continue our operations beyond the existing $2,000,000 committed portion of the Bridge Debt. As of the date of this filing, all $2,000,000 has been drawn against this committed facility (including $700,000 that we received under the Bridge Debt facility on November 30, 2011 and $633,334 that was received on December 22, 2011). Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes issued under the uncommitted portion of the Bridge Debt Financing facility is May 15, 2012. No further commitments beyond the current outstanding notes with a maturity date of May 15, 2012, have been made under the uncommitted portion of the Bridge Debt Financing facility. We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos' continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos' needs. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due. Workforce reductions, as well as curtailed financial resources, will further impact our ability to operate our business. In addition, these constraints have caused us to significantly scale back service support and reagent supply to our current installed base. We have also significantly curtailed collaborative activities with other parties. Despite these measures, there cannot be any assurance that we will have sufficient resources to execute our business priorities.

        During 2011, we deployed our limited resources by focusing on intellectual property monetization and concentrating our research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which were designed to enable us to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives. With a limited number of employees and resources, however, our ability to pursue research and development efforts in targeted areas that were designed to achieve tangible proof-of-concept goals connected with potential partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives proved unsuccessful and are unlikely to resume. Going forward, we are only able to focus our limited resources on intellectual property monetization and selected research and development activities that are primarily related to grant-funded initiatives and that support our limited sequencing services. In order to defend our intellectual property rights through licensing and enforcement strategies, we have taken several actions. First, on August 27, 2010, we filed a lawsuit against Pacific Biosciences of California, Inc. ("Pacific Biosciences") for patent infringement. The lawsuit, filed in the United States District Court for the District of Delaware, accuses Pacific Biosciences of infringing four patents and seeks injunctive relief and monetary damages. Second, on October 14, 2010, we announced the launch of a technology licensing program for our Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property. Third, on October 22, 2010, we filed an amended complaint against Pacific Biosciences by naming Illumina, Inc. and Life Technologies Corporation as additional defendants. The amended lawsuit alleges that the defendants willfully infringe our patents in suit by using their respective technologies, sequencing systems and products which we allege are within the scope of one or more claims of our patents in suit. We are seeking a permanent injunction enjoining the defendants from further infringement as well as monetary and punitive damages, costs and attorneys' fees, interests and other relief as determined by the Court. See Part I, Item 3, Legal Proceedings, for more information regarding the litigation. We believe that the proceeds generated by these litigations, if we are successful, could be substantial. There is no assurance that we will be successful in the Patent Litigation, and even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement with the bridge lenders), licensors and others. As of the date of this filing, we do not have adequate financial resources and will continue to need to generate additional funding from various sources including contract sequencing service projects, government grants and yet to be identified third party financing arrangements in order to continue our intellectual property monetization strategy. There can be no assurance that we will be able to generate the funding necessary to continue our intellectual property monetization strategy. If we are unable to execute our operations according to our plans and obtain additional financing, we will be forced to cease operations.

        In connection with the Bridge Debt Financing and as security for our obligations under our contingency fee arrangement with outside intellectual property litigation counsel relating to the patent infringement lawsuit we filed against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation, we entered into a subordinated security agreement with outside intellectual property litigation counsel. Pursuant to this agreement, we agreed to grant outside intellectual property litigation counsel a priority security interest in the patent infringement lawsuit. Under the terms of the contingency fee arrangement, we are obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to us in connection with the settlement, judgment or other resolution of the Cause of Action (as defined in the contingency fee arrangement) or certain business transactions resulting from or relating to the patent infringement lawsuit. To date, we, and those providing professional services in connection with this patent litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward. There is no assurance that we will be successful in this litigation, and even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement), licensors and others.

        As an inducement for Atlas Venture and Flagship Ventures (the "Purchasers") to enter into the Bridge Debt Financing, we entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the "Risk Premium Agreement") (see Note 8 of the Notes to the Consolidated Financial Statements). Under the terms of the Risk Premium Agreement, we have agreed to pay the Purchasers the following portions of the consideration we receive (the "Payment

Consideration") in Liquidity Transactions, as defined below: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, "Risk Premium Payments"). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts we use to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements (including the contingency fee arrangement between us and Outside IP Litigation Counsel relating to the Cause of Action) and obligations that may arise under existing technology license agreements (the "Existing IP Licensing Agreements") between us and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology (as previously disclosed by us, under the Existing IP Licensing Agreements, we are obligated to pay license fees in connection with the licensing, sublicensing, legal settlements or sales of specified intellectual property or services provided to third parties ranging from a single digit percentage up to one-half of the income from those activities). For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by us of any payments from third parties relating to our intellectual property portfolio of the Company, including payments received as a license or other settlement in patent infringement litigation brought by us ("IP Licensing Events"); (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by us of all or substantially all of our assets or intellectual property.

        In approving the transactions relating to the Bridge Debt Financing, the Board approved a management incentive plan (the "Management Incentive Plan") pursuant to which participants in the Management Incentive Plan, including Dr. Ivan Trifunovich and Mr. Jeffrey Moore, will be entitled to receive, in the aggregate, an amount equal to 7.5% of certain payment consideration resulting from intellectual property licensing events. The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Board. The Bridge Debt Financing and Risk Premium Agreement and all of the transactions contemplated by those agreements were approved by an independent committee of the Board. In addition, Noubar B. Afeyan, PhD, who is the founder, a Managing Partner and the Chief Executive Officer of Flagship Ventures, and Peter Barrett, Ph.D., who is a Partner of Atlas Venture, abstained from the vote of the Board approving the transactions.

        Our future capital requirements will depend on many factors and we may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from any adjustments to our existing long-term strategy. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations and/or seek bankruptcy protection. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should we be unable to continue as a going concern.

        Since our inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity/(deficit). As of December 31, 2011 and March 23, 2012, we had $1.0 million and $34,000, respectively, in cash and cash equivalents. We will, on a month-to-month basis during 2012, require significant additional capital to continue our operations. As of the date of this filing, all amounts available under the $2,000,000 committed facility have been drawn and no additional funding under the committed facility is available to support ongoing operations. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified. Although we are engaged in active discussions with the Bridge Debt lenders with regard to securing funding from the $2,000,000 uncommitted portion of the Bridge Debt facility and are also exploring other funding options with the Bridge Debt lenders, there can be no assurance that any such funding or other sources of funding will be available to us on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes issued under the uncommitted portion of the Bridge Debt Financing facility is May 15, 2012. We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos' continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos' needs. If the Company is unable to execute its operations according to its plans and obtain additional financing, the Company will be forced to cease operations and/or seek bankruptcy protection. If we are required to seek protection from our creditors through a bankruptcy filing, it is likely that there would be little or no assets available for payment or distribution to our stockholders, and that our stockholders will lose their entire investment in us. In addition, if we are unable to obtain sufficient funding we may seek to sell, license or otherwise dispose of a portion of our assets in order to raise funding, or pursue the sale of all or substantially all our assets or a sale of the Company. We believe it is very unlikely that stockholders would receive any significant value from any such transaction. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Annual Report on Form 10-K for the year ended December 31, 2011, our current financial resources raise substantial doubt about our ability to continue as a going concern.

        We were incorporated in Delaware in May 2003 under the name RareEvent Medical Corporation, renamed Newco LS6, Inc. in September 2003 and ultimately renamed Helicos BioSciences Corporation in November 2003. Our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at December 31, 2011, as defined by the Financial Accounting Standards Board ("FASB"). Our fiscal year ends on December 31, and we operate as one reportable segment. Our corporate offices are located at One Kendall Square, Building 200, Cambridge, Massachusetts 02139.

FINANCIAL OVERVIEW

Product revenue

        Product revenue for the year ended December 31, 2011 consists primarily of $571,000 of revenue recognized from the sale of proprietary reagents to customers. Product revenue for the year ended December 31, 2010 consists of $750,000 of revenue recognized from the sale of one Helicos Systems for which all acceptance criteria were satisfied during the period and approximately $550,000 of revenue recognized from the sale of proprietary reagents to customers. Product revenue for the year ended December 31, 2009 consists of $1.8 million of revenue recognized from the sale of two instrument systems for which all acceptance criteria were satisfied during the period and $500,000 of revenue recognized from the sale of proprietary reagents to customers for the year ended December 31, 2009.

Service revenue

        Service revenue for the year ended December 31, 2011 consists of $1.2 million of revenue recognized from the sales of DNA and RNA sequencing services. We had no significant service revenues for the years ending 2010 and 2009.

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

        In September 2009, we were awarded another grant from the NHGRI, pursuant to which we are eligible to receive reimbursement of our research expenses of up to $2.9 million through August 2011. The two year grant is part of the Sequencing Technology Development Program, representing one of NHGRI's signature projects under the American Recovery and Reinvestment Act's effort to jumpstart the economy and create or save millions of jobs. This project, part of NIH's "Grand Opportunities" program, is designed to support large-scale, high impact research projects that are expected to accelerate critical scientific breakthroughs and enable growth and investment in biomedical research and development. In connection with this award we recognized $247,000, $2.2 million and $432,000 in revenue in the years ended December 31, 2009, 2010 and 2011, respectively. We have fully expended all available funds under this grant as of December 31, 2011.

        In April 2010, we were awarded an RO1 Research Project Grant from the NHGRI, pursuant to which we are eligible to receive reimbursement for our research expenses of up to $1.6 million through February 2013. We are pursuing research related to direct RNA sequencing under this grant. In connection with this award, we recognized $346,000 and $389,000 in revenue in the years ended December 31, 2010 and 2011, respectively.

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

        In June 2010, we were awarded a Phase 1 Small Business Innovation Research grant from the NHGRI under which we will be pursuing research related to the development of methods to sequence patient DNA and RNA samples at an attomole level. The phase 1 portion of the grant provides funding for eligible research expenses of up to $146,000 through November 2010. Subsequent to December 31, 2010, we were awarded approximately $1.5 million in additional funding under this grant. In connection with this award we recognized $141,000 and $656,000 in grant revenue in the years ended December 31, 2010 and 2011, respectively.

        In October 2010, we were awarded three federal grants totaling approximately $722,000 under the Patient Protection and Affordable Care Act of 2010, of which $472,000 was received during the fourth quarter of 2010 and reflected in other income and $250,000 was received during the first quarter of 2011. The costs associated with these grants were incurred in prior 2009 and 2010 fiscal periods. The grants were awarded under the Qualified Therapeutic Discovery Project (QTDP) which is aimed towards producing products that diagnose diseases or determine molecular factors related to diseases by developing molecular diagnostics to guide therapeutic decisions. No further amounts are expected to be received under these awards.

Cost of product revenue

        Cost of product revenue for the years ended December 31, 2009, 2010 and 2011 was $1.2 million, $0.7 million, and $0.2 million, respectively, and is related to the sale of instruments and proprietary reagents.

Research and development expenses

        Research and development expenses consist of costs associated with scientific research activities, and engineering development efforts, including costs related to grant revenue. Such costs primarily include salaries, benefits and stock-based compensation; lab and engineering supplies; investment in equipment; consulting fees; and facility related costs, including rent and depreciation. During the years ended December 31, 2009, 2010 and 2011, research and development expenses included $1.9 million, $0.7 million, and $0 respectively, of labor and overhead costs associated with the under-utilization of our manufacturing facility. Research and development expenses for the years ended December 31, 2009, 2010 and 2011 were $18.3 million, $14.0 million and $4.9 million, respectively. In December 2008, we implemented a 30% reduction in our workforce and took other measures to reduce our future operating costs. From 2008 to 2009, our expenses decreased in connection with the reduction in force plan implemented in December 2008, as we focused more of our efforts on manufacturing activities and spent less time and resources on research and development activities. In 2010, we had two further reductions in force, the economic benefits from which started to be realized in the third quarter of fiscal year 2010 and fully realized in fiscal 2011. In 2011, we had one reduction in force which was implemented through the phase out of certain positions during the third quarter of 2011. We did not incur or payout any severance charges related to this reduction. Additionally, in fiscal years 2009, 2010 and 2011, we recorded charges of $3.1 million, $2.6 million and $2.0 million, respectively, in connection with write-offs of certain inventory or accrual of non-cancellable purchase commitments for inventory items that are no longer used in the business and we included this charge in research and development expense.

        We continue to believe that the Helicos System can potentially access a wide range of genetic analysis tests useful to the basic, pharmaceutical, and biomedical research and diagnostic markets. In addition, in the past we have envisioned a series of performance enhancements to the Helicos System and chemistries and consumables used on the initial Helicos System which would have potentially served to greatly enhance the sequencing throughput. Each of these research and development projects is dependent upon achieving technical objectives, which are inherently uncertain. As a result of these uncertainties, we are unable to predict to what extent we will receive cash inflows from the sale of future tests or from the future enhanced throughput. As of the date of this Annual Report on Form 10-K, we do not have adequate resources to pursue the further development of these tests or enhanced throughput initiatives.

Impairment of Long-Lived Assets

        During the third quarter of 2010, we altered our business direction as a result of our inability to raise funding to support the repositioning of our business in the genetic analysis markets. Following the reduction of our business efforts in the genetic analysis markets, we redirected our efforts to focus on a technology licensing and enforcement program to monetize the value of our intellectual property portfolio.

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

        Selling, general and administrative expenses for the years ended December 31, 2009, 2010 and 2011 were $12.5 million, $10.5 million and $4.1 million, respectively. The decrease in selling, general and administrative expense between 2009 and 2011 is largely attributable to several reductions in force that we implemented in 2010 and 2011.

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

        In September 2010, we implemented a reduction in force of approximately 14 positions and incurred restructuring charges relating to one-time termination benefits of approximately $172,000 all of which was recorded in research and development expense. As of December 31, 2010, the balance of this restructuring cost was $11,000. This remaining restructuring cost was paid in 2011. We estimate the annualized savings from these 2010 restructurings to be approximately $8.2 million.

        In June 2011, we implemented a reduction of force of approximately six business and research positions. These six positions were phased out during the third quarter of 2011. We did not incur or payout severance charges in connection with this reduction.

RESULTS OF OPERATIONS

Year ended December 31, 2010 compared to year ended December 31, 2011

        Revenues.    Revenue for the years ended December 31, 2010 and 2011 were as follows:

	Year ended December 31,
($ in thousands)	2010	2011	Change	%
Product revenue	$1,301	$571	$(730)	-56%
Service revenue	—	1,182	1,182	—%
Grant revenue	3,096	1,477	(1,619)	-52%

	$4,397	$3,230	$(1,167)

        Product revenue.    We recognized $1.3 million of product revenue during the year ended December 31, 2010, and $0.6 million of product revenue during the year ended December 31, 2011. The $0.7 million decrease from the year ended December 31, 2010 to the year ended December 31, 2011 is due primarily to the recognition of revenue related to the sale of one Helicos System in fiscal year 2010. We had no systems sales during the year ended December 31, 2011. As of December 31, 2010, we are no longer actively engaged in the sale of Helicos Systems. As of December 31, 2011, we had $8.0 million in deferred revenue which relates to six Helicos Systems for which all revenue recognition criteria have not been met. All cash receipts related to the amounts recorded in deferred revenue have been received, and future recognition of deferred revenue will not result in any further cash receipts. The $0.9 million costs for these deferred products is recorded in inventory. On March 21, 2012, we received an attorney demand letter from one of our major customers relating to certain product shipments reflected in deferred revenue. See Part I, Item 3, Legal Proceedings, for further information regarding the attorney demand letter.

        Service revenue.    We recognized $1.2 million of service revenue during the year ended December 31, 2011. We had no significant service revenue during the year ended December 31, 2010. Service revenue is related primarily to DNA and RNA sequencing services.

        Grant revenue.    We recognized $3.1 million of grant revenue during the year ended December 31, 2010, and $1.5 million of grant revenue during the year ended December 31, 2011. We worked on four grants in fiscal year 2010 compared to three grants in fiscal year 2011. Grant revenue is related to the reimbursement of expenses in connection with our government research grants.

        Cost of product revenue.    Cost of product revenue for the years ended December 31, 2010 and 2011 was as follows:

	Year ended December 31,
($ in thousands)	2010	2011	Change	%
Cost of product revenue	$713	$224	$(489)	-69%

        Cost of product revenue for the year ended December 31, 2010 was $0.7 million compared to $0.2 million for the year ended December 31, 2011. In fiscal year 2010, cost of product revenue included the net production cost of one Helicos System recognized as sales as well as the cost of proprietary reagents shipped to customers and recognized as revenue during this period. In fiscal year 2011, cost of product revenue included the cost of proprietary reagents shipped to customers and recognized as revenue during this period. In March 2011, the Broad Institute, Inc. returned their Helicos System to us. There are no costs to be reflected in the financial statements related to the return of the Helicos System from the Broad Institute, Inc.

        Research and development expenses.    Research and development expenses during the years ended December 31, 2010 and 2011 were as follows:

	Year ended December 31,
($ in thousands)	2010	2011	Change	%
Research and development	$14,047	$4,930	$(9,117)	-65%

        Research and development expenses decreased $9.1 million from the year ended December 31, 2010 to the year ended December 31, 2011. This decrease was due primarily to a number of cost reductions implemented during fiscal years 2010 and 2011 as we shifted our strategic focus toward the molecular diagnostic market in the first half of 2010 and ultimately to a focus on a technology licensing and enforcement program to monetize the value of our intellectual property portfolio in the later part of 2010. As a result of significant reduction in the scope of our operations during fiscal years 2010 and

2011, cash based expense reductions for fiscal year 2011 totaling $7.2 million were realized in various areas including but not limited to: labor costs totaling $3.9 million, research support costs of $0.7 million, restructuring costs of $0.6 million, facility cost of $0.8 million and other various costs totaling $1.2 million. Additional fiscal 2011 non-cash based expense reductions totaling $1.9 million included a reduction in stock based compensation of $1.1 million and a reduction in depreciation expense of $0.8 million. Included in research and development expenses are costs associated with service and grant revenue. We recorded a non-cash charge of $2.0 million to research and development expense in the fourth quarter of 2011 related to deferred inventory costs that we concluded were no longer realizable.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the years ended December 31, 2010 and 2011 were as follows:

	Year ended December 31,
($ in thousands)	2010	2011	Change	%
Selling, general and adminstrative	$10,506	$4,124	$(6,382)	-61%

        Selling, general and administrative expenses decreased $6.4 million from the year ended December 31, 2010 to the year ended December 31, 2011. This decrease was due primarily to a significant decrease in expenses related to the reduction in force that was implemented during fiscal year 2010 and fiscal year 2011 that eliminated all selling activity and significantly reduced G&A activity as we focused on developing a strategy to pursue the molecular diagnostic market and ultimately implement a strategy to pursue a focus on a technology licensing and enforcement program to monetize the value of our intellectual property portfolio. As a result of significant reduction in the scope of our operations during fiscal years 2010 and 2011, cash based expense reductions for fiscal year 2011 totaling $3.0 million were realized in various areas including but not limited to: labor costs of $1.8 million, facility costs of $0.3 million, and other various costs totaling $0.9 million. Additional fiscal 2011 non-cash based expense reductions totaling $3.4 million included a reduction stock based compensation of $3.2 million and a reduction in depreciation expense $0.2 million.

  Impairment of long-lived assets.

	Year ended December 31,
($ in thousands)	2010	2011	Change	%
Impairment of long-lived assets	$1,894	$—	$(1,894)	-100%

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

        Interest income.    Interest income for the years ended December 31, 2010 and 2011 was as follows:

	Year ended December 31,
($ in thousands)	2010	2011	Change	%
Interest income	$19	$—	$(19)	-100%

        The decrease in interest income from the year ended December 31, 2010 compared to the year ended December 31, 2011 was due primarily to significantly lower cash balances.

        Interest expense.    Interest expense for the years ended December 31, 2010 and 2011 was as follows:

	Year ended December 31,
($ in thousands)	2010	2011	Change	%
Interest expense	$614	$680	$66	11%

        The increase in interest expense from the year ended December 31, 2010 compared to the year ended December 31, 2011 is attributable to the amortization of deferred financing costs, related to the Bridge Debt and Notes in 2011.

        Other income.    Other income for the years ended December 31, 2010 and 2011 was as follows:

	Year ended December 31,
($ in thousands)	2010	2011	Change	%
Other income	$472	$900	$428	91%

        The increase in other income from the year ended December 31, 2010 compared to the year ended December 31, 2011 is due to the receipt of the remaining $250,000 in federal government related to the Therapeutic Discovery Tax Credit pursuant to grants we received under the Patient Protection and Affordable Care Act of 2010, and the receipt of $649,000 from a business interruption claim we made in 2010. In the year ending December 31, 2010 we received $472,000 from the federal government related to the Therapeutic Discovery Tax Credit pursuant to grants we received under the Patient Protection and Affordable Care Act of 2010.

        Change in fair value of warrant liability.    Change in fair value of warrant liability for the years ended December 31, 2010 and 2011 was as follows:

	Year ended December 31,
($ in thousands)	2010	2011	Change	%
Change in fair value of warrant liability	$4,118	$3	$(4,115)	-100%

        In connection with the September and December 2009 equity offerings, we issued warrants to purchase an aggregate of 6,482,509 shares of common stock. The fair value of the warrants is recorded as a liability on the balance sheet and was estimated at $0.2 million and $25,000 at December 31, 2010 and 2011, respectively. The fair value of the warrant liability is determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. For the years ended December 31, 2010 and 2011, we realized a gain of $4.1 million and $3,000, respectively, due to the change in the fair value of the warrant liability. The gain in fiscal year 2010 was principally a result of the decrease of our stock price between the closing dates of the respective equity offerings and December 31, 2010 and the gain in fiscal year 2011 was a result of the decrease of our stock price between December 31, 2010 and December 31, 2011. Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock.

Year ended December 31, 2009 compared to year ended December 31, 2010

        Revenues.    Revenue for the years ended December 31, 2009 and 2010 were as follows:

	Year ended December 31,
($ in thousands)	2009	2010	Change	%
Product revenue	$2,325	$1,301	$(1,024)	-44%
Grant revenue	701	3,096	2,395	342%

	$3,026	$4,397	$1,371	45%

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

        Cost of product revenue.    Cost of product revenue for the years ended December 31, 2009 and 2010 was as follows:

	Year ended December 31,
($ in thousands)	2009	2010	Change	%
Cost of product revenue	$1,239	$713	$(526)	-42%

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

        Research and development expenses.    Research and development expenses during the years ended December 31, 2009 and 2010 were as follows:

	Year ended December 31,
($ in thousands)	2009	2010	Change	%
Research and development	$18,256	$14,047	$(4,209)	-23%

        Research and development expenses decreased $4.2 million from the year ended December 31, 2009 to the year ended December 31, 2010. This decrease was due primarily to a number of cost reductions implemented during fiscal year 2010 as we shifted our strategic focus toward the molecular diagnostic market. During fiscal year 2010, we significantly reduced research and development activities as we focused our efforts on developing molecular diagnostic tests resulting in a reduction of labor costs of approximately $2.3 million and a related reduction in research support costs of approximately $1.2 million. In connection with the change in our strategic focus, we discontinued the production of Helicos Systems in the first half of fiscal year 2010 which resulted in a reduction of pre-production variances of $1.2 million and the recognition of a further $2.6 million charge for excess and obsolete inventories during the third quarter of 2010, resulting in a decrease of $500,000 in excess and obsolete inventory charges compared to fiscal year 2009. Lastly, as a result of curtailing and ceasing our Helicos System manufacturing operations in early 2010, these costs were classified as research and development expenses for the period.

        Selling, general and administrative expenses.    Selling, general and administrative expenses during the years ended December 31, 2009 and 2010 were as follows:

	Year ended December 31,
($ in thousands)	2009	2010	Change	%
Selling, general and adminstrative	$12,481	$10,506	$(1,975)	-16%

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

        Interest income.    Interest income for the years ended December 31, 2009 and 2010 was as follows:

	Year ended December 31,
($ in thousands)	2009	2010	Change	%
Interest income	$75	$19	$(56)	-75%

        The decrease in interest income from the year ended December 31, 2009 compared to the year ended December 31, 2010 was due primarily to significantly lower cash balances.

        Interest expense.    Interest expense for the years ended December 31, 2009 and 2010 was as follows:

	Year ended December 31,
($ in thousands)	2009	2010	Change	%
Interest expense	$1,044	$614	$(430)	-41%

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

        Change in fair value of warrant liability.    Change in fair value of warrant liability for the years ended December 31, 2009 and 2010 was as follows:

	Year ended December 31,
($ in thousands)	2009	2010	Change	%
Change in fair value of warrant liability	$1,959	$4,118	$2,159	110%

        In connection with the September and December 2009 equity offerings, we issued warrants to purchase an aggregate of 6,482,509 shares of common stock. The fair value of the warrants is recorded as a liability on the balance sheet and was estimated at $5.3 million and $0.2 million at December 31, 2009 and 2010, respectively. The fair value of the warrant liability is determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. For the years ended December 31, 2009 and 2010, we realized a gain of $2.0 million and $4.1 million, respectively, due to the change in the fair value of the warrant liability. The gain in fiscal year 2009 was principally a result of the decrease of our stock price between the closing dates of the respective equity offerings and December 31, 2009 and the gain in fiscal year 2010 was a result of the decrease of our stock price between December 31, 2009 and December 31, 2010. Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

        We have incurred losses since our inception in May 2003 and, as of December 31, 2011, we have an accumulated deficit of $192.3 million. We have financed our operations to date principally through the sale of common stock and preferred stock, including our IPO, two private placements of common stock and warrants, an underwritten offering of common stock and warrants, debt financings and interest earned on investments and revenue. Through December 31, 2011, we have received net proceeds of $80.3 million through the issuance of common stock, including our IPO, private placements and an underwritten offering of common stock and warrants, $66.4 million from the issuance of preferred stock, $2.4 million in bridge debt financing, $20.3 million in debt financing from lenders for working capital, capital expenditures and general corporate purposes and $12.2 million of revenue. Working capital deficit as of December 31, 2010 was $(5.6) million, consisting of $6.7 million in current assets and $12.3 million in current liabilities. Working capital deficit as of December 31, 2011 was $(11.0) million, consisting of $2.5 million in current assets and $13.5 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

        The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2009, 2010, 2011 and for the period from May 9, 2003 (date of inception) through December 31, 2011:

				Period from May 9, 2003 (date of inception) through December 31, 2011
	Year ended December 31,
($ in thousands)	2009	2010	2011
Net cash provided by (used in):
Operating activities	$(15,488)	$(11,967)	$(941)	$(138,782)
Investing activities	(22)	231	75	(9,433)
Financing activities	11,727	(1,681)	(648)	149,214

Net increase (decrease) in cash and cash equivalents	$(3,783)	$(13,417)	$(1,514)	$999

        Net cash used in operating activities was $12.0 million for the twelve months ended December 31, 2010 compared to $0.9 million for the twelve months ended December 31, 2011. The $11.1 million decrease was primarily due to a decrease in the net loss of $12.9 million from our reduction in research and development, and operating activities. An additional decrease in cash used by operating activities was $1.5 million of net changes in operating assets and liabilities, primarily comprised of a change in the use of cash of: $0.2 million related to accounts receivable and unbilled receivables, $0.9 million related to inventory, and $1.1 million related to accrued expenses and other current liabilities offset by $0.9 million in a reduction in the use of cash related to deferred revenue. These cash reductions are partially offset by the following non cash reductions : a) the reduction in various non cash costs totaling $7.6 million and including specific reductions of: $0.5 million in the provision for excess and obsolete inventory, $1.0 million in depreciation and amortization, $1.9 million for an impairment charge to long lived assets and $4.3 million in stock based compensation expense; which was further offset by b) the reduction of the non-cash benefit related to a $4.1 million decrease in the change in the fair value of the warrant liability.

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

        Net cash provided by investing activities of $231,000 for the twelve months ended December 31, 2010 is primarily due to a $225,000 reduction of restricted cash. Net cash provided by investing activities of $75,000 for the twelve months ended December 31, 2011 is due to the sale of fixed assets during the year.

        Net cash provided from financing activities was $11.7 million for the twelve months ended December 31, 2009 compared to net cash usage of $1.7 million for the twelve months ended December 31, 2010. The $13.4 million decrease was primarily due to $15.0 million of proceeds from the issuance of common stock and warrants in fiscal year 2009, partially offset by a decrease in debt payments of $1.0 million and the Bridge Debt Financing of $667,000 in fiscal year 2010. Net cash used in financing activities was $1.7 million for the twelve months ended December 31, 2010 compared to net cash usage of $0.6 million for the twelve months ended December 31, 2011. The $1.0 million decrease in cash usage from financing activities was primarily due to $0.7 million of proceeds from Bridge Debt Financing and a decrease in debt payments of $0.3 million in fiscal year 2011.

Operating capital and capital expenditure requirements

        Since our inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and equity/(deficit). As of December 31, 2011 and March 23, 2012, we had $1.0 million and $34,000, respectively, in cash and cash equivalents. We will, on a month-to-month basis during 2012, require significant additional capital to continue our operations, As of the date of this filing, all amounts available under the $2,000,000 committed facility have been drawn and no additional funding under the committed facility is available to support ongoing operations. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified. Although we are engaged in active discussions with the Bridge Debt lenders with regard to securing funding from the $2,000,000 uncommitted portion of the Bridge Debt facility and are also exploring other funding options with the Bridge Debt lenders, there can be no assurance that any such funding or other sources of funding will be available to us on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes issued under the uncommitted portion of the Bridge Debt Financing facility is May 15, 2012. We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos' continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos' needs. If the Company is unable to execute its operations according to its plans and obtain additional financing, the Company will be forced to cease operations and/or seek bankruptcy protection. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Annual Report on Form 10-K for the year ended December 31, 2011, our current financial resources raise substantial doubt about our ability to continue as a going concern.

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

        On October 12, 2010, we received a delisting determination letter from NASDAQ due to our failure to regain compliance with the NASDAQ Global Market's minimum bid price requirement for continued listing as set forth in Listing Rule 5450(a)(1). In addition, we had not yet held our annual meeting of stockholders for fiscal 2010 which is an additional requirement for us to comply with in order to maintain our continued listing on NASDAQ. Based on the unlikely ability of us to meet the NASDAQ MLVS requirements due to the state of our finances and near-term business prospects, on November 12, 2010, we withdrew our appeal to NASDAQ regarding this delisting notice. As a result, our securities were delisted from the NASDAQ Global Market and the trading of our common stock was suspended before the opening of business on November 16, 2010, and a Form 25-NSE was subsequently filed with the SEC on January 21, 2011 which removed our securities from listing and registration on The NASDAQ Stock Market. We were advised by Pink OTC Markets Inc., which operates an electronic quotation service for securities traded over-the-counter ("OTC"), that our securities were immediately eligible for quotation on the OTCQB. The OTCQB is a market tier for OTC traded companies that are registered and reporting with the SEC.

        Our future capital requirements will depend on many factors and we will require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from any adjustments to our existing long-term strategy. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations and/or seek bankruptcy protection. If we are required to seek protection from our creditors through a bankruptcy filing, it is likely that there would be little or no assets available for payment or distribution to our stockholders, and that our stockholders will lose their entire investment in us. In addition, if we are unable to obtain sufficient funding we may seek to sell, license or otherwise dispose of a portion of our assets in order to raise funding, or pursue the sale of all or substantially all our assets or a sale of the Company. We believe it is very unlikely that stockholders would receive any significant value from any such transaction. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should we be unable to continue as a going concern.

        Failure to satisfy our capital requirements or any delay in doing so would have a material negative impact on our ability to continue as a going concern.

        Through March 20, 2012, we received cumulative sales orders for ten Helicos Systems, the last unit we sold was in May 2010. During 2011 and from our inception to date, we recognized revenue on three of the ten sales orders, respectively. We have shipped six units that have not met our revenue recognition criteria and one sales order unit was returned. A system that was installed at The Broad Institute, Inc. on a no-cost basis was returned to us in March 2011. In addition, we had one Helicos System at a leading academic institution for scientific and commercial evaluation which was returned to us in March 2011.

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

        Notwithstanding these most recent workforce reductions and despite our previous reductions, restructurings, expense saving measures, and the Bridge Debt Financing, we do not have sufficient funds to operate our business. We continue to require significant additional capital on a month-to-month basis in order to continue our operations beyond the existing $2,000,000 committed portion of the Bridge Debt. As of the date of this filing, all $2,000,000 has been drawn against this committed facility. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes issued under the uncommitted portion of the Bridge Debt Financing facility is May 15, 2012. No further commitments beyond the current outstanding notes with a maturity date of May 15, 2012 have been made under the uncommitted portion of the Bridge Debt Financing facility. We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos' continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos' needs. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due. Workforce reductions, as well as curtailed financial resources, will further impact our ability to implement our business priorities. In addition, these constraints have caused us to significantly scale back service support and reagent supply to its current installed base. We have also significantly curtailed collaborative activities with other parties. Despite these measures, there cannot be any assurance that we will have sufficient resources to operate our business.

Contractual Obligations

        The following table summarizes our outstanding obligations as of December 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Operating leases	$220	$220	$—	$—	$—
Purchase commitments	236	236	—	—	—
Debt (including interest)	3,276	3,276	—	—	—
License agreements (1)	920	162	324	324	110

Total	$4,652	$3,894	$324	$324	$110

(1)
Consists of fixed payments that we believe we are reasonably likely to make under the license agreements over the lives of the underlying existing patents.

        The table above does not include possible royalties payable under our license agreements or contingent payments which may become due in connection with Risk Premium Payments due under the Risk Premium Agreement or proceeds derived from the current pending intellectual property litigation. Included in debt amounts are $1.0 million which was paid in January 2012. Not included in the table above is $375,000 drawn down from the uncommitted portion of the Bridge Debt in January 2012. Our current real estate lease on our offices in Cambridge, Massachusetts has a lease expiration of December 31, 2012.

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

        In June 2008, we entered into an amendment to the loan and security agreement with two lenders including GE Capital Corporation. A subsequent term loan was made upon execution of the amendment in an aggregate principal amount equal to $10.0 million. The loan amendment provided that the interest rate for the subsequent term loan is equal to the sum of (i) the greater of (A) an interest rate based on the Federal Reserve's three year Treasury Constant Maturities Rate and (B) 3.17% plus (ii) 8.33%. The loan agreement, as amended, contained affirmative and negative covenants to which we and our subsidiaries were required to adhere. Pursuant to the amendment, we were required to maintain, at all times, unrestricted cash in our bank account equal to at least $10.0 million. The borrowings under the loan agreement were collateralized by essentially all of our assets. Payments are required to be made on a monthly basis. For the initial term loan, interest-only payments were required for the first five months. Thereafter, for the following 31 months, payments of principal and interest will be due. For the subsequent term loan, principal and interest payments are required for the 36 month term of the loan As further discussed below under the caption "Bridge Financing and Senior Debt Restructuring (November 2010)," we restructured the loan and security agreement during the fourth quarter of 2010.

        The loan and security agreement contains a subjective material adverse clause, which allows the debt holders to call the loans upon a material adverse event. Based on the terms of the loan and security agreement, the entire balance due is classified in the current liabilities section in the accompanying balance sheet at December 31, 2011.

        As of December 31, 2010 and 2011, the outstanding balance on the loan agreement was $2.8 million and $1.1 million, respectively. In January 2012, we made a final $1,070,000 payment on the senior debt facility pursuant to the Loan and Security Agreement. As a result, our obligations under the Loan Agreement have been satisfied and the senior debt lenders no longer have a security interest in our assets, including our intellectual property assets.

Bridge Financing and Senior Debt Restructuring (November 2010)

        We entered the fourth quarter of 2010 without any prospects of securing long-term financing from outside investors. An independent committee (the "Independent Committee") of our Board evaluated the alternatives available to us and concluded that the bridge financing led by certain inside investors was in the best interests of our stakeholders in view of our current financial and operating condition, and would best position us to continue operations for the remainder of 2010 and into 2011. The Independent Committee met multiple times to consider the alternatives and reached the conclusion that the bridge financing was the best alternative for generating value for stakeholders. As a result, we entered into an insider bridge loan facility with two of the four venture capital firms whose representatives are members of our Board. In connection with this transaction, we entered into a Subordinated Secured Note Purchase Agreement (the "Note Purchase Agreement") with investment funds affiliated with Atlas Venture and Flagship Ventures (the "Purchasers"), pursuant to which we have agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the "Notes"), $2,000,000 of which is committed and $2,000,000 of which is optional (the "Bridge Debt Financing"). We continue to require significant additional capital on a month-to-month basis in order to continue our operations beyond the existing $2,000,000 committed portion of the Bridge Debt. As of the date of this filing, all $2,000,000 has been drawn against this committed facility. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes issued under the uncommitted portion of the Bridge Debt Financing facility is May 15, 2012. No further commitments beyond the current outstanding notes with a maturity date of May 15, 2012 have been made under the uncommitted portion of the Bridge Debt Financing facility. We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos' continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos' needs.

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

        Our obligations under the Notes are secured by a security interest on all of our assets, including our intellectual property, that, with regard to all of our assets other than the Cause of Action, is junior to the Lenders' first priority security interest under the Loan Agreement, and with regard to the Cause of Action, is junior to the Lenders' first priority security interest under the Loan Agreement and the second priority security interest of our outside legal counsel that is representing us in the Cause of Action ("Outside IP Litigation Counsel").

        In connection with the Bridge Debt Financing and as security for our obligations under our contingency fee arrangement with outside intellectual property litigation counsel relating to the patent infringement lawsuit we filed against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation, we entered into a subordinated security agreement with outside intellectual property litigation counsel. Pursuant to this agreement, we agreed to grant outside intellectual property litigation counsel a priority security interest in the patent infringement lawsuit. Under the terms of the contingency fee arrangement, we are obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to us in connection with the settlement, judgment or other resolution of the Cause of Action (as defined in the contingency fee arrangement) or certain business transactions resulting from or relating to the patent infringement lawsuit. To date, we, and those providing professional services in connection with this patent litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward. There is no assurance that we will be successful in this litigation, and even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement with the bridge lenders), licensors and others.

        As an inducement for Atlas Venture and Flagship Ventures (the "Purchasers") to enter into the Bridge Debt Financing, we entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the "Risk Premium Agreement") (see Note 8 of the Notes to the Consolidated Financial Statements). Under the terms of the Risk Premium Agreement, we have agreed to pay the Purchasers the following portions of the consideration we receive (the "Payment Consideration") in Liquidity Transactions, as defined below: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, "Risk Premium Payments"). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts we use to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements (including the contingency fee arrangement between us and Outside IP Litigation Counsel relating to the Cause of Action) and obligations that may arise under existing technology license agreements (the "Existing IP Licensing Agreements") between us and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology (as previously disclosed by us, under the Existing IP Licensing

Agreements, we are obligated to pay license fees in connection with the licensing, sublicensing, legal settlements or sales of specified intellectual property or services provided to third parties ranging from a single digit percentage up to one-half of the income from those activities). For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by us of any payments from third parties relating to the intellectual property portfolio of the Company, including payments received as a license or other settlement in patent infringement litigation brought by us ("IP Licensing Events"); (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by us of all or substantially all of our assets or intellectual property.

        On March 29, 2012, we issued $175,000 of additional notes to the Purchasers pursuant to the Note Purchase Agreement, with a maturity date of May 15, 2012 and terms consistent with the previously issued notes (the "March 2012 Notes"). In addition, we entered into letter agreement amending certain Secured Promissory Notes in the aggregate original principal value of $200,000 issued by Helicos to the Purchasers in January 2012 (the "January 2012 Notes"). The March 29, 2012 letter agreement further extended the maturity date of the January 2012 Notes to May 15, 2012. The total original principal amount of the certain Secured Promissory Notes issued by Helicos since the beginning of calendar 2012 is $375,000 (the "Notes") and have a maturity date of May 15, 2012 (the "Maturity Date"). On February 22, 2012, we entered into a letter agreement amending the January 2012 Notes to extend the maturity date to March 31, 2012. We issued the January 2012 Notes on January 13, 2012 to the Purchasers pursuant to the Note Purchase Agreement. The January 2012 Notes were initially issued with a 12-day maturity in anticipation of closing a larger financing, which has not yet occurred. The Notes accrue interest at a rate of 10% per annum. The outstanding principal and any unpaid accrued interest on the Notes is due and payable on the earlier of (i) the Purchasers jointly demanding in writing the payment of the outstanding amounts at any time on or after the Maturity Date or (ii) the occurrence of an event of default. Our obligations under the Notes are secured by a security interest on all of our assets, including its intellectual property, that, with regard to all of our assets other than the Cause of Action and is junior to the security interest of our outside legal counsel that is representing us in the Cause of Action. We used the proceeds from the issuance of the January 2012 Notes along with available cash to repay all amounts outstanding under the Loan and Security Agreement among us, certain lenders and General Electric Capital Corporation, as agent, dated as of December 31, 2007, as amended.

        In approving the transactions relating to the Bridge Debt Financing, the Board approved a management incentive plan (the "Management Incentive Plan") pursuant to which participants in the Management Incentive Plan, including Dr. Ivan Trifunovich and Mr. Jeffrey Moore, will be entitled to receive, in the aggregate, an amount equal to 7.5% of certain payment consideration resulting from intellectual property licensing events. The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Board. The Bridge Debt Financing and Risk Premium Agreement and all of the transactions contemplated by those agreements were approved by an independent committee of the Board. In addition, Noubar B. Afeyan, PhD, who is the founder, a Managing Partner and the Chief Executive Officer of Flagship Ventures, and Peter Barrett, Ph.D., who is a Partner of Atlas Venture, abstained from the vote of the Board approving the transactions.

OFF-BALANCE SHEET ARRANGEMENTS

        During the twelve month periods ended December 31, 2010 and 2011, we did not have any special purpose entities or off-balance sheet financing arrangements.

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

        We concluded that because we are not yet functioning under normal capacity, our production level is abnormally low. As such, abnormal costs such as the unfavorable labor, overhead and absorption variances were recognized as current period charges, rather than as a portion of the inventory cost. During the years ended December 31, 2009, 2010 and 2011, research and development expenses included $1.9 million, $0.7 million, and $0, respectively, of labor and overhead costs associated with the under-utilization of the manufacturing facility. During fiscal year 2010, we ceased manufacturing Helicos Systems. During the year ended December 31, 2009, we recorded a $3.1 million charge to write-off excess and obsolete inventory. This charge was recorded as a research and development expense resulted in a $1.7 million decrease to inventory and a $1.4 million increase to accrued expenses for excess non-cancellable purchase commitments. During the year ended December 31, 2010, we recorded a $2.6 million charge to research and development expense to write-off excess and obsolete inventory. We recorded a non-cash charge of $2.0 million to research and development expense in the fourth quarter of 2011 related to deferred inventory costs that we concluded were no longer realizable.

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

        During the year ended December 31, 2011, we recognized approximately $0.8 million of stock-based compensation expense related to equity awards granted to employees and non-employees. Total unrecognized stock-based compensation expense for all stock-based awards was approximately $147,000 at December 31, 2011, of which $60,000 will be recognized in 2012, $58,000 in 2013 and $29,000 thereafter. This results in these amounts being recognized over a weighted-average period of 1.0 years.

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

        In January 2011, we adopted "Improving Disclosures About Fair Value Measurements" which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, which for us is January 1, 2011, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact our financial position or results of operations.

        In May 2011, the FASB issued "Fair Value Measurement (Topic 820): Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosure for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

        In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, a company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this update is not expected to have a material impact on our consolidated financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Helicos BioSciences Corporation (A development stage company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of independent registered public accounting firm	64
Consolidated balance sheets as of December 31, 2010 and December 31, 2011	65
Consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) to December 31, 2011	66
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the period from May 9, 2003 (date of inception) to December 31, 2011, and the years ended December 31, 2009, 2010 and 2011	67
Consolidated statements of cash flows for the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) to December 31, 2011	74
Notes to consolidated financial statements	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Helicos BioSciences Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Helicos BioSciences Corporation and its subsidiary (a development stage enterprise) at December 31, 2010 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 and, cumulatively, for the period from May 9, 2003 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited available funds as of December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 30, 2012

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2011
ASSETS
Current assets
Cash and cash equivalents	$2,513	$999
Accounts receivable	267	174
Unbilled receivables	704	244
Inventory	2,935	910
Prepaid expenses and other current assets	306	128

Total current assets	6,725	2,455
Property and equipment, net	126	51
Other assets	152	58

Total assets	$7,003	$2,564

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$794	$801
Accrued expenses and other current liabilities	1,388	1,573
Deferred revenue	7,314	7,959
Current portion of long-term debt	2,779	3,145

Total current liabilities	12,275	13,478
Long-term debt, net of current portion	674	—
Warrants	220	25

Total liabilities	13,169	13,503
Commitments and contingencies (Notes 7 & 8)
Stockholders' deficit
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2010 and December 31, 2011; no shares issued and outstanding at December 31, 2010 and December 31, 2011	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2010 and December 31, 2011; 86,557,606 shares issued and outstanding at December 31, 2010 and 87,196,489 shares issued and outstanding at December 31, 2011, respectively	87	87
Additional paid-in capital	180,180	181,232
Deficit accumulated during the development stage	(186,433)	(192,258)

Total stockholders' deficit	(6,166)	(10,939)

Total liabilities and stockholders' deficit	$7,003	$2,564

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

				Period from May 9, 2003 (date of inception) through December 31, 2011
	Year Ended December 31,
	2009	2010	2011
Product revenue	$2,325	$1,301	$571	$4,233
Service revenue	—	—	1,182	1,182
Grant revenue	701	3,096	1,477	6,787

Total revenue	3,026	4,397	3,230	12,202

Costs and expenses
Cost of product revenue	1,239	713	224	2,186
Research and development	18,256	14,047	4,930	113,593
Selling, general and administrative	12,481	10,506	4,124	75,066
Impairment of long-lived assets	—	1,894	—	1,894

Total costs and expenses	31,976	27,160	9,278	192,739

Operating loss	(28,950)	(22,763)	(6,048)	(180,537)
Interest income	75	19	—	4,153
Interest expense	(1,044)	(614)	(680)	(5,186)
Change in fair value of warrant liability	1,959	4,118	3	6,080
Other income	—	472	900	1,372

Net loss	(27,960)	(18,768)	(5,825)	(174,118)
Beneficial conversion feature related to Series B redeemable, convertible, preferred stock	—	—	—	(18,140)

Net loss attributable to common stockholders	$(27,960)	$(18,768)	$(5,825)	$(192,258)

Net loss per share attributable to common stockholders—basic and diluted	$(0.42)	$(0.24)	$(0.07)

Weighted average number of common shares used in computation—basic and diluted	65,833,252	78,440,311	86,944,075

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Period from May 9, 2003 (date of inception) to December 31, 2011
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
Period from May 9, 2003 (date of inception) to December 31, 2011
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
Period from May 9, 2003 (date of inception) to December 31, 2011
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
Period from May 9, 2003 (date of inception) to December 31, 2011
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

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2011
(in thousands, except share and per share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock						Deficit accumulated during development stage
					Common stock
							Additional paid-in capital	Subscription receivable		Other accumulated income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	—	$—	63,808,282	$64	$160,144	$—	$(139,705)	$—	$20,503
Exercise of employee stock options in January 2009 for cash at $0.45 per share	—	—	—	—	5,555	—	2	—	—	—	2
Exercise of employee stock options in September and November 2009 for cash at $1.04 per share	—	—	—	—	50,000	—	52	—	—	—	52
Issuance of common stock in April and October 2009 to employees	—	—	—	—	35,633	—	—	—	—	—	—
Issuance of restricted common stock in January, February, April, August, September and October 2009 to employees	—	—	—	—	1,662,091	2	(2)	—	—	—	—
Issuance of restricted common stock in April and June 2009 to non-employees	—	—	—	—	95,000	—	—	—	—	—	—
Forfeiture of shares of unvested restricted common stock	—	—	—	—	(107,415)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,281	—	—	—	5,281
Vesting of previously issuedshares of restricted common stock	—	—	—	—	—	—	25	—	—	—	25
Issuance of common stock and common stock warrants in securities offering, net of discounts, commissions and issuance costs of $1,364	—	—	—	—	10,711,280	10	7,773				7,783
Exercise of warrants to purchase common stock	—	—	—	—	3,110,184	3	(3)	—	—	—	—
Net loss	—	—	—	—					(27,960)		(27,960)

Balance at December 31, 2009	—	$—	—	$—	79,370,610	$79	$173,272	$—	$(167,665)	$—	$5,686

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2011
(in thousands, except share and per share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock						Deficit accumulated during development stage
					Common stock
							Additional paid-in capital	Subscription receivable		Other accumulated income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	—	$—	—	$—	79,370,610	$79	$173,272	$—	$(167,665)	$—	$5,686
Forfeiture of shares of restricted common stock in lieu of cash paid for taxes in January, April, June, July, and October 2010	—	—	—	—	(608,151)	—	—	—	—	—	—
Issuance of common stock to Directors for fees in lieu of cash in January and April 2010	—	—	—	—	48,356	—	—	—	—	—	—
Forfeiture of shares of unvested restrcited stock in January, April, June, July, and October 2010	—	—	—	—	(1,282,223)	(1)	1	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,104	—	—	—	5,104
Issuance of restricted common stock to employees in January, April, July, August, and October 2010	—	—	—	—	3,831,381	4	(4)	—	—	—	—
Issuance of restricted common stock in March, May and June 2010 to employees in lieu of cash for 2009 bonuses	—	—	—	—	655,871	—	584	—	—	—	584
Re-pricing of warrants in connection with November 2010 Debt Amendment	—	—	—	—	—	—	47	—	—	—	47
Exercise of employee stock options in August 2010 for cash at $0.71 per share	—	—	—	—	4,352	—	2	—	—	—	2
Exercise of warrants to purchase common stock	—	—	—	—	4,537,410	5	1,107	—	—	—	1,112
Vesting of previously issued shares of restricted common stock	—	—	—	—	—	—	67	—	—	—	67
Net loss	—	—	—	—					(18,768)		(18,768)

Balance at December 31, 2010	—	$—	—	$—	86,557,606	$87	$180,180	$—	$(186,433)	$—	$(6,166)

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from May 9, 2003 (date of inception) to December 31, 2011
(in thousands, except share and per share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock						Deficit accumulated during development stage
					Common stock
							Additional paid-in capital	Subscription receivable		Other accumulated income (loss)	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	$—	—	$—	86,557,606	$87	$180,180	$—	$(186,433)	$—	$(6,166)
Forfeiture of shares of restricted common stock in lieu of cash paid for taxes in January, and July 2011	—	—	—	—	(27,896)	—	—	—	—	—	—
Forfeiture of shares of unvested restricted stock in January, May, June, July, August, September, and October 2011	—	—	—	—	(596,436)	(1)	1	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	847	—	—	—	847
Exercise of warrants to purchase common stock	—	—	—	—	1,263,215	1	204	—	—	—	205
Net loss	—	—	—	—					(5,825)		(5,825)

Balance at December 31, 2011	—	$—	—	$—	87,196,489	$87	$181,232	$—	$(192,258)	$—	$(10,939)

The accompanying notes are an integral part of these consolidated financial statements.

Helicos BioSciences Corporation (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			Period from May 9, 2003 (date of inception) through December 31, 2011
	2009	2010	2011
Cash flows from operating activities:
Net loss	$(27,960)	$(18,768)	$(5,825)	$(174,118)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,308	1,019	10	9,068
Amortization of lease incentive	(105)	(4)	—	(474)
Common stock issued for licenses	—	—	—	147
Stock-based compensation expense	5,281	5,104	847	20,661
Noncash interest expense related to debt and warrants	325	260	502	1,639
Noncash license fee	—	54	—	54
Noncash income related to change in fair value of warrant liability	(1,959)	(4,118)	(3)	(6,080)
Provisions on inventory	1,699	2,570	2,025	7,871
Loss on disposal of property and equipment	26	(33)	—	(7)
Impairment of long-lived assets	—	1,894	—	1,894
Changes in operating assets and liabilities:
Accounts receivable	(625)	581	93	(174)
Unbilled receivables	(41)	(208)	460	6
Inventory	(1,696)	(868)	—	(11,226)
Prepaid expenses and other current assets	(514)	117	113	(519)
Deferred revenue	5,082	1,522	645	7,872
Accounts payable	216	(211)	7	801
Accrued expenses and other current liabilities	2,110	(878)	185	3,246
Other long-term liabilities	365	—	—	557

Net cash used in operating activities	(15,488)	(11,967)	(941)	(138,782)

Cash flows from investing activities:
Purchases of property and equipment	(22)	(27)	—	(9,541)
Proceeds from sale of property and equipment	—	33	75	108
Decrease (Increase) in restricted cash	—	225	—	—
Purchases of short-term investments	—	—	—	(34,709)
Maturities of short-term investments	—	—	—	34,709

Net cash (used in) provided by investing activities	(22)	231	75	(9,433)

Cash flows from financing activities:
Proceeds from debt issuances	—	—	—	22,256
Payments on debt	(3,322)	(2,288)	(1,994)	(21,874)
Payments of debt issuance costs	—	(259)	—	(453)
Proceeds from initial public offering	—	—	—	49,011
Deferred initial public offering costs	—	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	—	66,405
Proceeds from bridge loan	—	667	1,333	2,350
Proceeds from issuance of common stock and common stock warrants	14,996	—	—	32,807
Proceeds from issuance of restricted common stock	(1)	—	—	338
Payments to employees for cancelled restricted common stock	—	—	—	(104)
Proceeds from exercise of warrants	—	197	13	210
Proceeds from exercise of stock options	54	2	—	106

Net cash provided by (used in) financing activities	11,727	(1,681)	(648)	149,214

Net increase (decrease) in cash and cash equivalents	(3,783)	(13,417)	(1,514)	999
Cash and cash equivalents, beginning of period	19,713	15,930	2,513	—

Cash and cash equivalents, end of period	$15,930	$2,513	$999	$999

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$820	$360	$215	$3,176
Transfers from inventory to property and equipment	$—	$1,297	$—	$1,552
Noncash financing activities:
Issuance of redeemable convertible preferred stock warrants	$—	$—	$—	$95
Issuance of common stock warrants	$7,212	$—	$—	$13,233
Number of common stock shares issued upon exercise of warrants	3,110,184	4,537,410	1,263,215	8,910,809
Change in warrant valuation	$(1,959)	$(4,118)	$(3)	$(6,080)
Conversion of bridge loan to equity	$—	$—	$—	$350
Beneficial conversion feature related to Series B redeemable convertible preferred stock	$—	$—	$—	$18,140
Conversion of preferred stock to common stock	$—	$—	$—	$66,755
Reclassification of preferred stock warrants to common stock warrants	$—	$—	$—	$162

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

        As previously disclosed in the Company's quarterly and periodic reports with the SEC, the Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at December 31, 2011, as defined by the Financial Accounting Standards Board ("FASB"). The Company's fiscal year ends on December 31. The Company operates as one reportable segment. Helicos is a Delaware corporation and was incorporated on May 9, 2003. Furthermore, as of December 31, 2011 and March 23, 2012, the Company only had $1.0 million and $34,000, respectively, in cash and cash equivalents.

        As a result of several headcount reductions and restructurings during 2010, which eliminated approximately 60 positions, the Company entered the first quarter of 2011 with 22 employees. In order to further conserve the Company's limited resources, during the second quarter of 2011, the Company further reduced its workforce by phasing out six business and research positions and we ultimately reduced the Company's total headcount to ten positions. In addition, during the third quarter of 2011, the Company entered into a new lease reducing the size and associated expense of its leased facility in Cambridge, Massachusetts which houses the Company's headquarters and scientific laboratory.

        Notwithstanding these most recent workforce reductions and despite the Company's previous reductions, restructurings, expense saving measures, and the Bridge Debt Financing, the Company does not have sufficient funds to operate its business. The Company continues to require significant additional capital on a month-to-month basis in order to continue its operations beyond the existing $2,000,000 committed portion of the Bridge Debt. As of the date of this filing, all $2,000,000 has been drawn against this committed facility. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes issued under the uncommitted portion of the Bridge Debt Financing facility is May 15, 2012. No further commitments beyond the current outstanding notes with a maturity date of May 15, 2012 have been made under the uncommitted portion of the Bridge Debt Financing facility. The Company is

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business Description (Continued)

currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos' continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that the Company will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos' needs. As a result, the Company is no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due. Workforce reductions, as well as curtailed financial resources, will further impact the Company's ability to implement its business priorities. In addition, these constraints have caused the Company to significantly scale back service support and reagent supply to its current installed base. The Company has also significantly curtailed collaborative activities with other parties. Despite these measures, there cannot be any assurance that the Company will have sufficient resources to operate its business.

        In January 2012, the Company made a final $1,070,000 payment on the senior debt facility pursuant to the Loan and Security Agreement among the Company, certain lenders and General Electric Capital Corporation, as agent, dated as of December 31, 2007, as amended (the "Loan Agreement"). As a result, the Company's obligations under the Loan Agreement have been satisfied and the senior debt lenders no longer have a security interest in the Company's assets, including its intellectual property assets.

        During 2011, the Company deployed its limited resources by focusing on intellectual property monetization and concentrating our research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which were designed to enable the Company to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives and to meet its obligations under an NIH grant. With a limited number of employees and resources, however, the Company's ability to pursue research and development efforts in targeted areas that were designed to achieve tangible proof-of-concept goals connected with potential partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives proved unsuccessful and are unlikely to resume. Going forward, the Company will only be able to focus its limited resources on intellectual property monetization and selected research and development activities that are primarily related to grant-funded initiatives and that support its limited sequencing services. In order to defend the Company's intellectual property rights through licensing and enforcement strategies, the Company has taken several actions. First, on August 27, 2010, the Company filed a lawsuit against Pacific Biosciences of California, Inc. ("Pacific Biosciences") for patent infringement. The lawsuit, filed in the United States District Court for the District of Delaware, accuses Pacific Biosciences of infringing four patents and seeks injunctive relief and monetary damages. Second, on October 14, 2010, the Company announced the launch of a technology licensing program for its Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property. Third, on October 22, 2010, the Company filed an amended complaint against Pacific Biosciences by naming Illumina, Inc. and Life Technologies Corporation as additional defendants. The amended lawsuit alleges that the defendants willfully infringe the Company's patents in suit by using their respective technologies, sequencing systems and products which the Company allege are within the scope of one or more claims of its patents in suit. The Company is seeking a permanent injunction enjoining the defendants from further infringement as well as monetary and punitive damages, costs and attorneys' fees, interests and other relief as determined by the Court. The Company believes that the proceeds generated by this litigation, if it is successful, could be substantial. There is no assurance that the Company will be successful in this

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business Description (Continued)

litigation, and even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common shareholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement with the bridge lenders), licensors and others. As of the date of this filing, the Company does not have adequate financial resources and will continue to need to generate additional funding from various sources including contract sequencing service projects, government grants and yet to be identified third party financing arrangements in order to continue its intellectual property monetization strategy. There can be no assurance that the Company will be able to generate the funding necessary to continue its intellectual property monetization strategy. If the Company is unable to execute its operations according to its plans and obtain additional financing, the Company will be forced to cease operations and/or seek bankruptcy protection. If the Company is required to seek protection from its creditors through a bankruptcy filing, it is likely that there would be little or no assets available for payment or distribution to its stockholders, and that its stockholders will lose their entire investment in the Company. In addition, to seeking funding the Company is actively exploring a variety of strategic transactions, including the sale, license or other disposition of a portion of its assets in order to raise funding, or the potential sale of all or substantially all its assets or a sale of the Company. The Company believes it is very unlikely that stockholders would receive any significant value from any such transaction.

        In connection with the Bridge Debt Financing and as security for its obligations under the Company's contingency fee arrangement with outside intellectual property litigation counsel relating to the patent infringement lawsuit the Company filed against Pacific Biosciences of California, Inc., Illumina, Inc. and Life Technologies Corporation, the Company entered into a subordinated security agreement with outside intellectual property litigation counsel. Pursuant to this agreement, the Company agreed to grant outside intellectual property litigation counsel a priority security interest in the patent infringement lawsuit. Under the terms of the contingency fee arrangement, the Company is obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to the Company in connection with the settlement, judgment or other resolution of the Cause of Action (as defined in the contingency fee arrangement) or certain business transactions resulting from or relating to the patent infringement lawsuit. To date, the Company, and those providing professional services in connection with this patent litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward. There is no assurance that the Company will be successful in this litigation, and even in the event of a favorable outcome in this litigation there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement with the bridge lenders), licensors and others.

        As an inducement for Atlas Ventures and Flagship Ventures (the Purchasers) to enter into the Bridge Debt Financing, the Company entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the "Risk Premium Agreement"). Under the terms of the Risk Premium Agreement, the Company agreed to pay the Purchasers the following portions of the consideration it receives (the "Payment Consideration") in Liquidity Transactions, as defined below: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30%

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business Description (Continued)

of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, "Risk Premium Payments"). See Note 8 of Notes to Consolidated Financial Statements for additional terms of the Risk Premium Agreement.

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

        The Bridge Debt Financing and Risk Premium Agreement and all of the transactions contemplated by those agreements were approved by an independent committee of the Board. In addition, Noubar B. Afeyan, PhD, who is the founder, a Managing Partner and the Chief Executive Officer of Flagship Ventures, and Peter Barrett, Ph.D., who is a Partner of Atlas Venture, abstained from the vote of the Board approving the transactions.

        On June 28, 2010, the Company received a letter from The NASDAQ Stock Market LLC ("NASDAQ") advising that for the previous 30 consecutive business days, the Company failed to comply with the minimum market value of listed securities ("MVLS") requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 5450(b)(2)(A) and that the Company did not otherwise satisfy the criteria for continued listing pursuant to NASDAQ Marketplace Rule 5450(b). NASDAQ stated in its letter that in accordance with NASDAQ Marketplace Rule 5810(c)(3)(C), the Company would be provided 180 calendar days, or until December 27, 2010, to regain compliance with the MVLS continued listing requirement. MVLS is calculated by multiplying the total shares outstanding by the daily closing bid price. On October 12, 2010, the Company received a delisting determination letter from NASDAQ due to its failure to regain compliance with the NASDAQ Global Market's minimum bid price requirement for continued listing as set forth in Listing Rule 5450(a)(1). In addition, the Company did not hold its annual meeting of stockholders for fiscal 2010 which is an additional requirement for the Company to comply with in order to maintain its continued listing on NASDAQ. Based on the unlikely ability of the Company to meet the NASDAQ MLVS requirements due to the state of its finances and near-term business prospects, on November 12, 2010, the Company withdrew its appeal to NASDAQ regarding this delisting notice. As a result, the Company's securities were delisted from the NASDAQ Global Market and the trading of its common stock was suspended before the opening of business on November 16, 2010, and a Form 25-NSE was subsequently filed with the SEC on January 21, 2011 which removed the Company's securities from listing and registration on The NASDAQ Stock Market. The Company was advised by Pink OTC Markets Inc., which operates an electronic quotation service for securities traded over-the-counter ("OTC"), that its securities were immediately eligible for quotation on the OTCQB. The OTCQB is a market tier for OTC traded companies that are registered and reporting with the SEC. The Company's shares continue to trade under the symbol HLCS.

        The Company's future capital requirements will depend on many factors and it may require additional capital beyond its currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given its prospects, the current economic environment and restricted access to capital markets. The continued depletion of its resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to the

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business Description (Continued)

Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict its ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce its economic potential from any adjustments to its existing long-term strategy. If the Company is unable to execute its operations according to its plans or to obtain additional financing, the Company may be forced to cease operations and/or seek bankruptcy protection. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should the Company be unable to continue as a going concern.

        Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects its losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on its working capital, total assets and stockholders' deficit. The Company on a month-to-month basis during 2012, will require significant additional capital to continue its operations. As of the date of this filing, all amounts available under the $2,000,000 committed facility have been drawn and no additional funding under the committed facility is available to support ongoing operations. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding or other sources of funding will be available to the Company on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes issued under the uncommitted portion of the Bridge Debt Financing facility is May 15, 2012. The Company is currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos' continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that the Company will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos' needs. If the Company is unable to execute its operations according to its plans and obtain additional financing, the Company will be forced to cease operations and/or seek bankruptcy protection. If the Company is required to seek protection from its creditors through a bankruptcy filing, it is likely that there would be little or no assets available for payment or distribution to its stockholders, and that its stockholders will lose their entire investment in the Company. In addition, to seeking funding the Company is actively exploring a variety of strategic transactions, including the sale, license or other disposition of a portion of its assets in order to raise funding, or the potential sale of all or substantially all its assets or a sale of the Company. The Company believes it is very unlikely that stockholders would receive any significant value from any such transaction. Because the Company's present capital resources are not sufficient to fund its planned operations for a twelve month period as of the date of this Annual Report on Form 10-K for the year ended December 31, 2011, the Company's current financial resources raise substantial doubt about its ability to continue as a going concern.

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

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, inventory valuation, contingencies, excess and obsolescence of inventory, impairment of long-lived assets, allowance for doubtful accounts and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. Changes in estimates are recorded in the period in which they become known.

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

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

Short-term investments

        The Company classifies marketable securities as available-for-sale. These securities are carried at fair market value with unrealized gains and losses reported, if material, as a component of other comprehensive gain or loss in stockholders' deficit. There were no short-term investments at December 31, 2010 or 2011.

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

        The following table summarizes the number of trade customers that individually comprise greater than 10% of product revenues and their respective percentage of the Company's total product revenues on a gross basis:

		Percentage of Total Product Revenues by Customer
	Number of Significant Customers
As of:		A	B	C	D
December 31, 2009	2	46%	45%	—%	—%
December 31, 2010	2	58%	15%	—%	—%
December 31, 2011	4	32%	27%	13%	11%

        The table above excludes grant revenues and revenues from systems recognized from deferred revenue.

        The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company's total accounts receivable:

		Percentage of Total Accounts Receivable by Customer
	Number of Significant Customers
As of:		A	B	C
December 31, 2010	2	28%	19%	—%
December 31, 2011	3	33%	17%	29%

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

        The Company concluded that because it is not yet functioning under normal capacity, its production level is abnormally low. As such, abnormal costs such as the unfavorable labor, overhead and absorption variances were recognized as current period charges, rather than as a portion of the inventory cost. During the years ended December 31, 2009, 2010 and 2011, research and development expense included $1.9 million, $0.7 million, and $0, respectively, of labor and overhead costs associated with the under-utilization of the manufacturing facility. In fiscal year 2010 the Company ceased production of Helicos Systems. During the year ended December 31, 2009, the Company recorded a $3.1 million charge to write-off excess and obsolete inventory. This charge was recorded as a research and development expense which resulted in a $1.7 million decrease to inventory and a $1.4 million increase to accrued expenses for excess non-cancellable purchase commitments. During the year ended December 31, 2010, the Company recorded a $2.6 million charge to research and development expense to write-off excess and obsolete inventory. The Company recorded a non-cash charge of $2.0 million to research and development expense in the fourth quarter of 2011 related to deferred inventory costs that the Company concluded were no longer realizable. As of December 31, 2010 and 2011, inventory includes $2.9 million and $0.9 million respectively, related to the capitalized costs of sold HeliScopes for which the recognition of revenue has been deferred until recognition criteria have been met.

Property and equipment

        Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: Machinery and equipment—three to five years, office furniture and equipment—three years, leasehold improvements—the shorter of three years or the life of lease. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There have been no material retirements or sale of assets since May 9, 2003 (date of inception) through December 31, 2010. The Company sold $75,000 of property and equipment during the year ended December 31, 2011.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

Long-lived assets

        The Company evaluates the recoverability of property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with FASB guidance. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company recorded an impairment charge related to property and equipment of approximately $1.9 million during the year ended December 31, 2010. (See Note 5.)

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

Research and development

        Research and development expenditures are charged to the consolidated statement of operations as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, clinical trial and related supply costs, contract services, depreciation and amortization expense and other related costs. During the years ended December 31, 2009, 2010 and 2011 research and development expenses also included $1.9 million, $0.7 million, and $0, respectively, of labor and overhead costs associated with the under-utilization of the manufacturing facility.

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

Other Income

        Other income of $472,000 in the year ended December 31, 2010 and $250,000 in the year ended December 31, 2011 is from the receipt of a cash grant for qualifying therapeutic discovery projects that were awarded under the Patient Protection and Affordable Care Act of 2010. In addition in the year ended December 31, 2011 the Company received $649,000 from a business interruption insurance claim the Company made in fiscal 2010.

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

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

Other comprehensive income (loss)

        FASB guidance on reporting comprehensive income establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For each of the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) to December 31, 2011, there was no material difference between the net loss and comprehensive loss.

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

        In January 2011, the Company adopted "Improving Disclosures About Fair Value Measurements" which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, which for the Company is January 1, 2011, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact the Company's financial position or results of operations.

        In May 2011, the FASB issued "Fair Value Measurement (Topic 820): Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosure for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The Company does not expect that adoption of this standard will have a material impact on the Company's financial position or results of operations.

        In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, a company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

4. Inventory

        The components of inventory are as follows (in thousands):

	December 31,
	2010	2011
Raw materials	$—	$—
Work in process	—	—
Finished goods	2,935	910

Inventory	$2,935	$910

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

inventory and a $1.4 million increase to accrued expenses for excess non-cancellable purchase commitments. During the year ended December 31, 2010, the Company recorded a $2.6 million charge to research and development expense to write-off excess and obsolete inventory. The Company recorded a non-cash charge of $2.0 million to research and development expense in the fourth quarter of 2011 related to deferred inventory costs that the Company concluded were no longer realizable. As of December 31, 2010 and 2011, inventory includes $2.9 million and $0.9 million, respectively related to the capitalized costs of sold HeliScopes for which the recognition of revenue has been deferred until recognition criteria have been met.

5. Property and Equipment, net

        Property and equipment, net consist of the following (in thousands):

	December 31,
	2010	2011
Machinery and equipment	$126	$51
Leasehold improvements	—	—
Software	—	—
Office furniture	—	—

	126	51
Less accumulated depreciation and amortization	—	—

Property and equipment, net	$126	$51

        Depreciation and amortization charged to the consolidated statements of operations for the years ended December 31, 2009, 2010, and 2011 and from May 9, 2003 (date of inception) to December 31, 2011 was $2.3 million, $1.0 million, $0 and $9.0 million, respectively.

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

        As a result of this altered business direction, the Company undertook an analysis of the ongoing carrying value of its long-lived assets. Based on this analysis, in fiscal year 2010 the Company recorded an impairment charge related to property and equipment of approximately $1.9 million, of which approximately $1.8 million was related to assets used in research and development activities and approximately $0.1 million was related to assets used for selling, general and administrative purposes. These charges were derived from the net book value of the assets. The Company sold $75,000 of

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment, net (Continued)

property and equipment during the year ended December 31, 2011. This equipment had a book value of $75,000 and no gain or loss was recognized.

6. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2010	2011
Professional fees	$396	$974
Compensation and benefits	130	55
Purchase commitments	539	236
Accrued interest	22	2
License fees	90	74
Other	211	232

Accrued expenses and other current liabilities	$1,388	$1,573

7. Commitments and Contingencies

License agreements and patents

        In November 2003, the Company entered into a license agreement with California Institute of Technology (the "Caltech License Agreement") that granted the Company a worldwide, exclusive, royalty-bearing license, with the right to grant sublicenses, under specified patents and patent applications, and a worldwide, non-exclusive royalty bearing license, with the right to grant sublicenses, under specified technology outside the scope of the licensed patents. In connection with the Caltech License Agreement, the Company issued 46,514 shares of common stock, and recorded a charge of $20,000. In addition, the Company pays an annual license fee of $10,000 per year. The license fee payments are creditable against royalties based upon sales of products covered by patents licensed under the agreement. The up to single digit royalties are calculated based on a percentage of defined net sales. The Company is also obligated to pay California Institute of Technology up to a single digit percentage of specified license and sublicense income, a single digit percentage of proceeds from sales of specified intellectual property and a single digit percentage of service revenue amounts that it receives based on licenses and sublicenses that the Company grants, sales of intellectual property and services that are provided to third parties. The royalty obligation with respect to any licensed product extends until the later of the expiration of the last-to-expire of the licensed patents covering the licensed product or three years after the first commercial sale of the licensed product in any country for non-patented technology covered under the agreement. Through December 31, 2011, no royalty payments were made. In March 2007, the Company amended the Caltech License Agreement to provide rights under an additional patent application under the terms of the existing license in exchange for a one-time payment of $50,000 to the California Institute of Technology. There are no milestone payments potentially payable by the Company under the Caltech License Agreement in addition to those described above. All license fee amounts paid to date and the value of the common stock issued have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. The total expense recognized under the Caltech License Agreement for the years ended December 31, 2009, 2010 and 2011, and the

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

period from May 9, 2003 (date of inception) through December 31, 2011 was $10,000, $10,000, $10,000 and $143,000, respectively.

        In June 2004, the Company entered into a license agreement with Roche Diagnostics (the "Roche License Agreement") that granted the Company a worldwide, semi-exclusive royalty-bearing license, with the right to grant sublicenses under a patent relating to sequencing methods. In connection with the Roche License Agreement, the Company paid an upfront fee of 175,000 Euros and committed to pay an annual license fee ranging from 10,000 to 40,000 Euros. There are no milestone payments potentially payable by the Company under the Roche License Agreement in addition to those described above. The Company has an option to convert the license to non-exclusive license beginning in 2008, in which case the annual license fees would be reduced to 10,000 Euros beginning in 2008. The Company has the right to terminate the Roche License Agreement at any time for convenience upon 90 days prior written notice to Roche Diagnostics. Both the Company and Roche Diagnostics have the right to terminate the Roche License Agreement upon breach by the other party, subject to notice and an opportunity to cure. The Roche License Agreement also terminates upon the occurrence of specified bankruptcy events. As part of the Roche License Agreement, the Company agrees to pay single digit royalties based on a percentage of defined net sales. The Company also agrees to pay half of income amounts that are received based on sublicenses that the Company grants to third parties. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through December 31, 2011, no royalty payments were made. All license fee amounts paid to date have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. The total expense recognized under the Roche License Agreement for the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) through December 31, 2011 was $54,000, $59,000, $58,000 and $538,000, respectively.

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

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

        As part of the AZTE License Agreement, the Company agreed to pay a single digit percentage royalty based on defined net sales. The Company also agrees to pay a mid-teens percentage of specified sublicense income amounts that are received based on sublicenses granted to third parties which increases to 30 percent after the Company receives an aggregate of $50,000 of such amounts. The Company's royalty obligation, if any, extends until the expiration of the last-to-expire of the licensed patents. Through December 31, 2010, no royalty payments have been made. All license fee amounts paid to date have been expensed to research and development expense as technological feasibility had not been established and the technology had no alternative future use. In May 2006, in accordance with the license agreement, due to the successful issuance of a U.S. patent, the committed annual license fee increased from $50,000 to $100,000 and 44,444 shares of the restricted common stock vested. The vesting of 44,444 shares of restricted common stock resulted in a charge to research and development expense of $127,000 based on the fair value of the Company's common stock at the time the milestone was achieved. The remaining 44,444 shares of restricted common stock vested immediately upon the successful issuance of a second U.S. patent on January 12, 2010 and resulted in a charge to research and development expense in fiscal 2010 of $54,000. The total expense recognized under the AZTE License Agreement for the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) through December 31, 2011 was $141,000, $154,000, $100,000 and $1,244,000, respectively.

        On August 26, 2011, the Company entered into a First Amendment to the License Agreement (the "Amendment") with AZTE. The Amendment expanded the field under the AZTE License Agreement so that AZTE has now granted the Company the exclusive right and license under the Licensed Patents to the full extent of the entire scope of all claims within the Licensed Patents, in all fields of use. AZTE's license to the Company under the AZTE License Agreement (the "AZTE Licensed Rights"), gives the Company the rights to several issued patents covering sequencing-by-synthesis methods and a number of pending patent applications, now expressly includes detection methods that do not rely on the detection of optically-labeled nucleotides (the "Expanded Field"). Under the terms of the Amendment, the Company will remain obligated to pay AZTE a specified percentage of income from our-granted sublicenses or other transfers of the AZTE Licensed Rights, including as part of any sale of the Company or litigation settlement. Amounts the Company owes to AZTE will be a percentage of the proportionate value of the AZTE Licensed Rights in any such transaction. The Company also agreed to make additional payments to AZTE for Company-granted sublicenses or other such transfers of the AZTE Licensed Rights within the Expanded Field. The Company retains its existing first right to initiate and pursue patent infringement suits involving the AZTE Licensed Rights. There has been no expense recorded for this amendment for the period ending December 31, 2011.

        In April 2007, the Company entered into an agreement with PerkinElmer LAS, Inc. ("PerkinElmer"), in which PerkinElmer granted the Company a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty bearing license under specified patents. The license from PerkinElmer grants the Company rights under certain patents to produce and commercialize certain of the reagents used in some applications on the Helicos System, which contain chemicals purchased from PerkinElmer. In exchange for rights licensed from PerkinElmer, the Company is obligated to pay PerkinElmer a single digit percentage of the Company's net revenue from the sale of reagents that contain chemicals covered by the patents licensed under the PerkinElmer agreement. There are no milestone payments potentially payable by the Company under this agreement with PerkinElmer. The Company has the right to terminate the agreement at any time upon 90 days written notice to

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

PerkinElmer. Each party has the right to terminate the agreement upon breach by the other party subject to notice and an opportunity to cure. The agreement also terminates upon the occurrence of specified bankruptcy events. PerkinElmer has the sole right under the agreement to enforce the licensed patents. There has been no expense recorded for this agreement for any period from May 9, 2003 (inception) through December 31, 2011.

Operating leases

        In December 2005, the Company entered into an operating lease for new office and laboratory space. The lease expired in March 2010. In connection with this lease agreement, the Company entered into a letter of credit in the amount of $450,000, naming the Company's landlord as beneficiary. In October 2008, the letter of credit was decreased to $225,000 pursuant to the lease agreement which allows for a fifty percent reduction provided that the Company was not in default and that the lease was in full force and effect. As of December 31, 2009, the Company classified the $225,000 letter of credit as restricted cash on the consolidated balance sheet. As of December 31, 2010, the landlord fully utilized the letter of credit in lieu of rent payments from the Company. Additionally, in connection with the lease agreement, the Company received lease incentives from the landlord of certain leasehold improvements. The Company recorded the lease incentives as a liability and is amortizing them over the lease term as a reduction in rent expense. For the years ended December 31, 2009, 2010 and 2011, the Company recorded $105,000, $17,000 and $0, respectively, as a reduction in rent expense for this amortization. In March 2006, February and December 2007, July 2008, October 2009 and June 2010, the Company amended its operating lease for office and laboratory space to include additional office space in the same building. This lease expired as of December 31, 2010 and the Company consolidated its operations into a single space which is leased on a tenant-at-will basis. In fiscal year 2010, under the terms of the lease agreement, the Company realized a rent abatement of $115,000 from the lessor in connection with a casualty loss. In September 2011 the Company amended the lease further reducing its leased premises and fixing the expiration of the lease to December 31, 2012. Total rent expense was $2.0 million, $1.3 million, $0.4 million and $8.4 million for the years ended December 31, 2009, 2010, and 2011, and the period from May 9, 2003 (date of inception) through December 31, 2011, respectively.

Debt facilities

        Pursuant to the bridge financing and senior debt restructuring which occurred in November 2010, the Company may be liable for certain contingent payments based upon potential future events. (See "Bridge Financing and Senior Debt Restructuring" in Note 8.)

Management Incentive Plan

        In approving the transactions relating to the Bridge Debt Financing and the Fourth Amendment (see Note 8), the Board approved a management incentive plan (the "Management Incentive Plan") pursuant to which participants in the plan will be entitled to receive, in the aggregate, an amount equal to 7.5% of the Payment Consideration resulting from IP Licensing Events (gross proceeds from IP Licensing Events less various contractual and contingent payments). The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Board. As of December 31, 2011, no amounts have been accrued and no payments have been made pursuant to the Management Incentive Plan.

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

        On March 21, 2012, Helicos received an attorney demand letter from one of its major customers alleging that Helicos is in breach of the customer's system and reagent kit supply agreements in connection with the sale of multiple Helicos systems and reagent kits that were sold and installed prior to December 31, 2009. The demand letter alleges breach of warranty and that the systems did not conform to Helicos' specifications and were defective in material and workmanship. In addition, the demand letter alleges that Helicos did not provide the requisite level of customer support in connection with the system service and maintenance requirements set forth in the system supply agreement. The demand letter states that, if the parties are unable to reach an amicable settlement, the customer will terminate the supply agreements and request that Helicos refund approximately $5.0 million. The Company has deferred all revenue related to this arrangement, and it is in the process of evaluating the claims, and has not yet responded to the demand letter.

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

        As of December 31, 2009, the loan agreement did not require the Company to comply with any financial covenants. Through December 31, 2010, advances on the loan agreement, as amended, were $20.0 million at an interest rate of 11.5%. As of December 31, 2010 and 2011, the outstanding balance

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

on the loan agreement was $2.8 million and $1.0 million, respectively. This loan agreement was amended in November 2010 (see "Bridge Financing and Senior Debt Restructuring" below).

        In January 2012, the Company made a final $1,070,000 payment on the senior debt facility pursuant to the Loan and Security Agreement among the Company, certain lenders and General Electric Capital Corporation, as agent, dated as of December 31, 2007, as amended (the "Loan Agreement"). As a result, the Company obligations under the Loan Agreement have been satisfied and the senior debt lenders no longer have a security interest in the Company assets, including the Company's intellectual property assets.

Bridge Financing and Senior Debt Restructuring

        The Company entered the fourth quarter of 2010 without any prospects of securing long-term financing from outside investors. An independent committee ("Independent Committee") of the Board evaluated the alternatives available to the Company and determined that a bridge financing led by certain inside investors was in the best interests of its stakeholders in view of its current financial and operating condition, and would best position the Company to continue operations for the remainder of 2010 and into 2011. The Independent Committee met multiple times to consider the alternatives and concluded that the bridge financing was the best alternative for generating value for stakeholders. As a result, the Company entered into an insider bridge loan facility with two of the four venture capital firms whose representatives are members of the Board. In connection with this transaction, the Company entered into a Subordinated Secured Note Purchase Agreement (the "Note Purchase Agreement") with investment funds affiliated with Atlas Venture and Flagship Ventures (the "Purchasers"), pursuant to which the Company agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the "Notes"), a portion of which is committed and a portion of which is optional (the "Bridge Debt Financing"). On November 16, 2010, the Purchasers purchased Notes having an aggregate principal amount of $333,333. Subject to the Company's continued compliance with the terms of the Note Purchase Agreement, including that there not be an event of default thereunder, upon notice from the Company the Purchasers are committed to purchase an aggregate of an additional $333,333 of Notes in each of five subsequent closings, for a total aggregate committed amount of $2,000,000. The Purchasers also have the right, but not the obligation, upon the Company's request to purchase up to an additional $2,000,000 of Notes on or before December 31, 2012. As of December 31, 2011 the Company has borrowed $2.0 million against the committed portion of the Bridge Debt Financing facility. In addition, as of the date of this filing the Company has borrowed an additional $375,000 under the uncommitted portion of the Bridge Debt Financing facility on a short term basis with a maturity date of May 15, 2012.

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

        The Company's obligations under the Notes are subordinated to the indebtedness incurred by the Company under the Loan and Security Agreement among the Company, certain lenders (the "Lenders") and General Electric Capital Corporation ("GE"), as agent, dated as of December 31, 2007, as amended (the "Loan Agreement"). The Company's obligations under the Notes are secured by a security interest on all of the Company's assets, including its intellectual property, that, with regard to all of the Company's assets other than the Cause of Action, is junior to the Lenders' first priority security interest under the Loan Agreement, and with regard to the Cause of Action, is junior to the Lenders' first priority security interest under the Loan Agreement and the second priority security interest of its outside legal counsel that is representing the Company in the Cause of Action (the "Outside IP Litigation Counsel").

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

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

        As of December 31, 2011, payments relating to the senior debt and the Notes are due as follows (in thousands):

	Senior Debt	Notes	Total
2012	$1,060	$2,216	$3,276
Thereafter	—	—	—

Total future minimum payments	1,060	2,216	3,276
Less: amount representing interest	—	(216)	(216)
Less: debt discount	(800)	—	(800)
Add: interest accrued	—	85	85
Add: amortization of debt discount	800	—	800

Carrying value of debt	1,060	2,085	3,145
Less: current portion	(1,060)	(2,085)	(3,145)

Long-term obligations	$—	$—	$—

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

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Corporate Restructuring (Continued)

        The Company incurred restructuring charges relating to one-time termination benefits of approximately $172,000 in fiscal year 2010, all of which was recorded in research and development expense. These charges represent employee severance and termination costs. As of December 31, 2010, $11,000 of such restructurings costs remained to be paid. All of these remaining termination costs were paid during 2011.

        During the second quarter of 2011, the Company further reduced its workforce by phasing out six business and research positions. These six positions were phased out during the third quarter of 2011 and ultimately reduced the Company's total headcount to ten positions. The Company did not incur or pay out severance charges or lease exit costs in connection with the implementation of these measures.

10. Common Stock and Warrant Liability

        As of December 31, 2010 and 2011, the Company had 120,000,000 shares of common stock authorized. As of December 31, 2010 and 2011, the Company had 86,557,606 and 87,196,489 shares issued and outstanding, respectively. As of December 31, 2011, the Company had reserved 22,653,964 shares of common stock for issuance to common stockholders upon exercise of common stock warrants. As of December 31, 2010 and 2011, the Company has reserved 5,757,926 and 9,871,770 shares of common stock, respectively, for future issuance upon exercise of outstanding and future grants of common stock options and future issuances of restricted stock awards pursuant to the Company's 2003 and 2007 stock option plans.

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

        In December 2006, the FASB issued guidance on accounting for registration payment arrangements, which addresses an issuer's accounting for registration payment arrangements. This guidance specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB guidance on accounting for contingencies. This guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with US GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company applied the recognition and measurement provisions of the FASB guidance to the registration rights associated with the Registration Rights Agreement. As a result, the Company believes that the contingent obligation to make future payments is not probable under the guidance and as such has recorded no liability associated with these registration rights.

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

        In connection with the September 2009 Offering, the Company issued warrants to purchase an aggregate of 2,322,504 shares of common stock which become exercisable on or after the six month anniversary following the closing of the transaction. The warrants had an exercise price of $2.61 per share and have a five and a half year term. The fair value of the warrants was estimated at $4.5 million

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Common Stock and Warrant Liability (Continued)

using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.49%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. In connection with the December 2009 Offering, the exercise price for the warrants issued in this transaction was subsequently reduced to $0.31 per share in accordance with the terms of the warrant. The Company recorded a gain in the amount of $2.4 million for the change in the fair value of the warrant liability from the closing date of September 18, 2009 through the end of the year December 31, 2009. For the twelve month period ended December 31, 2010 the Company recorded a gain in the amount of $1.9 million for the change in the fair value of the warrant liability. In connection with the Bridge Debt Financing and senior debt restructuring (see Note 8), the exercise price for the warrants held by non-related parties was further reduced to $0.01 per share. At December 31, 2011, related parties held 681,884 warrants at an exercise of $2.61 per share. Such warrant holders are entitled to a reduction in the exercise price to $0.01 per share following an affirmative approval from the Company's Stockholders. During the twelve months ended December 31, 2010, 1,417,410 warrant shares from the September 2009 Offering were exercised into common stock at an exercise price ranging from $0.01 to $0.3124 per share. During the twelve months ended December 31, 2011, 223,215 warrant shares from the September 2009 Offering were exercised into common stock at an exercise price of $0.01 per share.

        In connection with the September 2009 Offering, the Company entered into a registration rights agreement (the "September 2009 Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that the Company will file a "resale" registration statement covering all of the shares of common stock and the shares of common stock issuable upon exercise of the warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, within 15 days of the closing of the September 2009 Offering. The Company currently maintains an effective registration statement relating to these shares (File No. 333-162240). Under the terms of the September 2009 Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or can otherwise be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 2% per month will be triggered for any filing or effectiveness failures or 1% in the event of suspensions of prospectus delivery or if, at any time after six months following the closing of the September 2009 Offering, the Company ceases to be current in its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 12% of the original purchase price paid by that investor. The Company has not recorded an amount associated with the contingent obligation regarding the cash penalties as of December 31, 2010 or 2011 as the Company believes that the contingent obligation to make future payments is not probable.

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

        In connection with the December 2009 Offering, the Company issued warrants to purchase an aggregate of 4,160,000 shares of common stock. The warrants had an exercise price of $1.44 per share and have a five and a half year term. The fair value of the warrants was estimated at $2.7 million using a Black-Scholes model with the following assumptions: expected volatility of 100%, risk free interest rate of 2.43%, expected life of five and a half years and no dividends. Expected volatility was based on the volatility contractually specified in the warrant agreements. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the balance sheet. As such, the warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. The Company recorded a gain in the amount of $0.4 million for the change in the fair value of the warrant liability from the closing date of September 18, 2009 through the end of the year December 31, 2009. For the twelve month period ended December 31, 2010 the Company recorded a gain in the amount of $2.2 million for the change in the fair value of the warrant liability. For the twelve month period ended December 31, 2011 the Company recorded a gain in the amount of $3,000 for the change in the fair value of the warrant liability. In connection with the Bridge Debt Financing and senior debt restructuring (see Note 8), the exercise price for the warrants was reduced to $0.01 per share. During the twelve months ended December 31, 2010, 3,120,000 warrant shares from the December 2009 Offering were exercised into common stock at an exercise price of $0.01 per share. During the twelve months ended December 31, 2011, 1,040,000 warrant shares from the December 2009 Offering were exercised into common stock at an exercise price of $0.01 per share.

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

changes in the valuation allowance. Significant components of the Company's deferred tax assets at December 31, 2010 and 2011 are as follows (in thousands):

	December 31,
	2010	2011
Deferred tax assets:
Net operating loss carryforwards	$47,695	$50,539
Research and development credit carryforwards	5,082	5,186
Depreciation and amortization	11,164	9,513
Allowances and reserves	2,490	2,241

	66,431	67,479
Less: Valuation allowance	(66,431)	(67,479)

Net deferred tax assets	$—	$—

        As of December 31, 2011, the Company has federal and state net operating losses ("NOL") of approximately $132.2 million and $106.1 million, respectively, as well as federal and state research and development credits of approximately $3.5 million and $2.6 million, respectively, which may be available to reduce future taxable income and taxes. Federal NOLs and research and development credits each begin to expire in 2024. State NOLs and research and development credits begin to expire in 2010 and 2019, respectively. As required by FASB accounting guidance on accounting for income taxes, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOLs. Management has determined that is it more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and, as a result, a valuation allowance of $66.4 million and $67.5 million has been established at December 31, 2010 and 2011, respectively.

        A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
	2009	2010	2011
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal tax benefit	4.2%	2.5%	4.0%
Research and development credits	1.9%	1.1%	1.7%
Warrant revaluation	2.4%	7.5%	—%
Book compensation related to stock options	(4.1)%	(9.6)%	(0.5)%
Other	—%	(0.3)%	12.9%
Increase in valuation allowance	(38.4)%	(35.2)%	(52.1)%

Effective tax rate	—%	—%	—%

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        On January 1, 2007, the Company adopted the FASB accounting guidance on uncertain tax provisions. The Company has no amounts recorded for any unrecognized tax benefits as of December 31, 2010 and December 31, 2011. In addition, the Company did not record any amount for the implementation of this guidance. The Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2010 and December 31, 2011, the Company had no accrued interest or tax penalties recorded. Each of the Company's income tax return reporting periods since May 9, 2003 (date of inception) are open to income tax audit examination by the federal and state tax authorities.

        Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of common stock and preferred stock, which, combined with the purchasing stockholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with such study because there could be additional changes in control in the future. If the Company has experienced a change of control at any time since the Company's formation, utilization of NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

        The change in the valuation allowance against the deferred tax assets in the three years ended December 31, 2009, 2010 and 2011 was as follows ($ in thousands):

Fiscal Year	Balance at Beginning of Period	Additions	Balance at End of Period
2009	$50,320	$9,528	$59,848
2010	59,848	6,583	66,431
2011	66,431	1,048	67,479

12. Stock-Based Compensation

        In 2003, the Company's Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Stock Plan"). The 2003 Stock Plan provides for the granting of incentive and non-qualified stock options, restricted stock and other equity awards to employees, officers, directors, consultants and advisors of the Company. Provisions such as vesting, repurchase and exercise conditions and limitations are determined by the Board of Directors on the grant date. The Company's 2007 Stock Option and Incentive Plan (the "2007 Stock Plan") was adopted by the Company's Board of Directors in April

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

2007 and approved by the Company's stockholders in May 2007. The 2007 Stock Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The 2007 Stock Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each January 1, beginning in 2008, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lower number of shares of common stock as determined by the Board of Directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Stock Plan also will be available for future awards. In addition, available shares under the Company's 2003 Stock Plan, including as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Stock Plan. The total maximum number of shares of common stock that may be issued pursuant to the 2007 Stock Plan after December 31, 2011 is 9,871,770. As of December 31, 2011, 9,272,469 shares of common stock are available for issuance under the 2007 Stock Plan.

Stock options

        During the years ended December 31, 2009, 2010, 2011 and the period from May 9, 2003 (date of inception) to December 31, 2011, the Company granted 2,633,807, 10,750, 0 and 6,120,821 stock options, respectively to certain employees and directors. The vesting of these awards is time-based and the restrictions typically lapse 25% after one year and monthly thereafter for the next 36 months.

        During the years ended December 31, 2009, 2010, 2011 the Company did not grant any stock options to nonemployees. During the period from May 9, 2003 (date of inception) to December 31, 2011, the Company granted 97,530 stock options, respectively to certain nonemployees in exchange for certain consulting services. Vesting on these awards is time-based and the vesting periods range from immediate vesting on the grant date to a four-year period.

        The exercise price of each stock option shall be specified by the Board of Directors at the time of grant. The vesting period for each stock option is specified by the Board of Directors at the time of grant and is generally over a four-year period. The stock options expire ten years after the grant date.

        The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on a blend of the volatility of Helicos and similar entities in the life sciences industry of comparable market capitalization and financial position that have completed initial public offerings within the last ten years. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. FASB accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the years ended December 31, 2009, and 2010, because substantially all of the Company's stock option grants vest monthly, stock-based employee compensation expense includes the actual impact of forfeitures. The relevant data used

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

to determine the value of the stock option grants is as follows (the Company did not grant options in 2011):

	December 31,
	2009	2010
Weighted average risk-free interest rate	2.2%	2.5%
Expected life in years	6.0	6.0
Expected volatility	63.1%	92.5%
Expected dividends	0.0%	0.0%

        A summary of stock option activity for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic (in thousands)
Balance at December 31, 2010	2,120,061	$3.45
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(1,520,760)	$4.01

Balance at December 31, 2011	599,301	$2.03	7.0	$—

Exercisable at December 31, 2011	597,991	$2.02	7.0	$—

Vested and unvested expected to vest at December 31, 2011	599,173	$2.02	7.0	$—

        From May 9, 2003 (date of inception) through December 31, 2011, there were 6,218,298 stock options granted, of which 165,022 were exercised and 5,453,975 were cancelled. The weighted average exercise prices of stock option grants, exercises, and forfeitures from May 9, 2003 (date of inception) through December 31, 2011 was $4.67 per share, $0.66 per share, $5.08 per share, respectively.

        The aggregate intrinsic value is calculated based on the positive difference between the fair value of the Company's common stock on December 31, 2011 of $0.04 per share and the exercise price of the underlying options. Because all outstanding option exercise prices exceeded the fair value of the Company's common stock on December 31, 2011, there was no intrinsic value of the Company's options outstanding at December 31, 2011.

        The weighted-average grant-date fair value of grants of stock options was $0.89 per share and $0.96 per share for the years ended December 31, 2009 and 2010, respectively. The Company did not grant any stock options in 2011.

        The total intrinsic value of stock options exercised was $76,000 and $1,000 for the years ended December 31, 2009 and 2010, respectively. The Company had no stock option exercises in 2011.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2011:

Options outstanding			Options exercisable
Range of exercise prices	Number of stock options	Weighted average remaining life (years)	Number of stock options	Weighted average exercise price	Weighted average remaining life (years)
$ 0.45–$ 0.78	90,468	6.7	90,468	$0.74	6.7
$ 0.79–$ 0.79	216,665	7.6	216,665	$0.79	7.6
$ 1.00–$ 1.00	1,000	7.9	520	$1.00	7.9
$ 1.04–$ 1.04	190,771	7.0	190,771	$1.04	7.0
$ 1.80–$11.79	100,397	5.8	99,567	$7.70	5.8

	599,301	7.0	597,991	$2.02	7.0

Restricted stock

        During the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) to December 31, 2011, the Company granted 1,697,724, 4,535,608, 0 and 7,441,195 shares of restricted stock, respectively to certain employees. The vesting of these awards is time-based. For restricted stock granted prior to December 31, 2007, the restrictions typically lapse 25% after one year and quarterly thereafter for the next 3 years. For restricted stock granted during 2010, the vesting periods range from immediate vesting to quarterly vesting over six fiscal quarters to a two-year vesting period, with 50% vesting on each anniversary of the grant date. The Company did not grant any restricted stock during 2011.

        During the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) to December 31, 2011, the Company granted 95,000, 0, 0 and 730,009 shares of restricted stock, respectively to certain nonemployees in exchange for certain consulting services. Vesting on these awards is time-based and the vesting periods range from immediate vesting on the grant date to a four-year period. The Company recorded a stock-based compensation charge on these awards following the FASB accounting guidance for accounting for stock appreciation rights and other variable stock option or award plans. In fiscal year 2010, the Company awarded 48,356 shares to directors in lieu of cash for board fees.

        For employee and nonemployee restricted stock awards granted before January 1, 2007, the employee or nonemployee paid the Company cash in an amount up to the fair market value of the award. If the employee ceases employment with the Company, or if the nonemployee terminates the service arrangement, the employee or nonemployee is automatically entitled to be refunded the cash paid for any unvested awards. At the time the cash is received, the Company records the cash as subscription payable in the consolidated balance sheet, and the amount is reclassified to additional paid-in capital over the vesting period. At December 31, 2010 and 2011, the Company had no subscription payable.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        A summary of restricted stock activity during the year ended December 31, 2011 is as follows:

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance of unvested restricted stock at December 31, 2010	2,816,588	$0.45
Granted	—	$—
Vested	(1,807,652)	$0.44
Forfeited	(596,436)	$0.50

Balance of unvested restricted stock at December 31, 2011	412,500	$0.42	2.5	$17

        From May 9, 2003 (date of inception) through December 31, 2011, there were 8,171,204 shares of restricted stock granted, at a weighted average grant date fair value of $0.96, of which 5,690,979 shares had fully vested at December 31, 2011, with a weighted average grant date fair value of $1.08.

        The aggregate intrinsic value is calculated based on the positive difference between the fair value of the Company's common stock on December 31, 2011 of $0.04 per share and the estimated fair value of the Company's common stock at the date of grant. The total intrinsic value of restricted stock vested was $2.1 million, $1.3 million and $0.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

        The Company recognized stock-based compensation expense on all employee and nonemployee awards as follows (in thousands):

				Period from May 9, 2003 (date of inception) through December 31, 2011
	Year Ended December 31,
	2009	2010	2011
Selling, general and administrative	$3,660	$3,796	$612	$15,039
Research and development	1,621	1,308	235	5,622

Total	$5,281	$5,104	$847	$20,661

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        Total unrecognized stock-based compensation expense for all stock-based awards was approximately $147,000 at December 31, 2011, of which $60,000 will be recognized in 2012, $58,000 in 2013 and $29,000 thereafter. This results in these amounts being recognized over a weighted-average period of 1.0 years.

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

        The Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2011 are measured in accordance with FASB standards. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        The following table represents the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

($ in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Money market funds	$—	$53	$—	$53
Warrant liability	—	—	220	220

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Fair Value Measurement (Continued)

        The following table represents the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

($ in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Money market funds	$—	$—	$—	$—
Warrant liability	—	—	25	25

        The Company's warrant liability was valued at December 31, 2010 and 2011 using a Black-Scholes model and is therefore classified as Level 3. The valuation of the warrant liability is discussed further in Note 10.

        The following tables roll forward the fair value of the warrant liability, whose fair value is determined by Level 3:

Balance at December 31, 2009	$5,253
Warrant exercises in 2010	(915)
Change in fair value in 2010	(4,118)

Balance at December 31, 2010	220
Warrant exercises in 2011	(192)
Change in fair value in 2011	(3)

Balance at December 31, 2011	$25

        The carrying amount of the Company's debt approximates its fair value at December 31, 2010 and December 31, 2011.

14. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock, common stock warrants have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the years ended December 31, 2009, 2010 and 2011, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	December 31,
	2009	2010	2011
Stock options	4,761,135	2,120,061	599,301
Unvested restricted stock	1,495,533	2,816,588	412,500
Warrants	28,454,589	23,917,179	22,653,964

	34,711,257	28,853,828	23,665,765

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Related Party Transactions

        As discussed above in Note 8 under the caption "Bridge Financing and Senior Debt Restructuring," in November 2010, the Company entered into a note purchase agreement (the "Note Purchase Agreement") with investment funds affiliated with Atlas Venture and Flagship Ventures, whose representatives are members of the Company's Board of Directors (the "Purchasers"), pursuant to which the Company agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the "Notes"), a portion of which is committed and a portion of which is optional (the "Bridge Debt Financing"). On November 16, 2010, the Purchasers purchased Notes having an aggregate principal amount of $333,333. Subject to the Company's continued compliance with the terms of the Note Purchase Agreement, including that there not be an event of default thereunder, upon notice from the Company, the Purchasers are committed to purchase an additional $333,333 of Notes in each of five subsequent closings, for a total aggregate committed amount of $2,000,000. The Purchasers also have the right, but not the obligation, upon the Company's request to purchase up to an additional $2,000,000 of Notes on or before December 31, 2012. As of December 31, 2011 the Company has borrowed $2,000,000 against the committed portion of the Bridge Debt Financing facility. In addition, as of the date of this filing the Company has borrowed an additional $375,000 under the uncommitted portion of the Bridge Debt Financing facility on a short term basis with a maturity date of May 15, 2012. The Bridge Debt Financing was approved by an independent committee of our Board of Directors.

16. 401(k) Plan

        The Company has a 401(k) income deferral plan (the "Plan") for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2009, 2010 and 2011.

Helicos BioSciences Corporation (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Unaudited Quarterly Results

        The Company's unaudited quarterly results are summarized below (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(unaudited)
Product revenue	$42	$85	$214	$960	$229	$109	$116	$117
Service revenue	—	—	—	—	371	273	385	153
Grant revenue	527	576	422	1,571	582	427	224	244

Total revenue	569	661	636	2,531	1,182	809	725	514

Costs and expenses
Cost of product revenue	72	104	94	443	98	33	70	23
Research and development	4,046	4,216	4,945	840	1,153	982	490	2,305
General and administrative	4,072	2,693	2,347	1,394	982	1,410	785	947
Impairment of long-lived assets	—	—	1,894	—	—	—	—	—

Total costs and expenses	8,190	7,013	9,280	2,677	2,233	2,425	1,345	3,275

Operating loss	(7,621)	(6,352)	(8,644)	(146)	(1,051)	(1,616)	(620)	(2,761)
Interest income	12	4	1	2	—	—	—	—
Interest expense	(183)	(162)	(106)	(163)	(197)	(196)	(151)	(136)
Change in fair value of warrant liability	1,452	1,796	(130)	1,000	(56)	41	(27)	45
Other income	—	—	—	472	900	—	—	—

Net loss	(6,340)	(4,714)	(8,879)	1,165	(404)	(1,771)	(798)	(2,852)

Net loss attributable to common stockholders	$(6,340)	$(4,714)	$(8,879)	$1,165	$(404)	$(1,771)	$(798)	$(2,852)

Net loss attributable to common stockholders per share—basic and diluted	$(0.08)	$(0.06)	$(0.11)	$0.01	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common shares used in computation—basic and diluted	79,259,874	79,859,226	79,459,909	85,597,281	84,915,414	85,350,069	85,418,524	86,786,842

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2011. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, the Company's management concluded that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding the Company's internal control over financial reporting. We were not required to have, nor have we engaged, our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        Our Board of Directors consists of seven directors and is divided into three classes with members of each class initially serving for three-year terms. Each of Dr. Afeyan and Mr. Lowy serve as Class III directors, with a term of office that had been scheduled to expire at the 2011 Annual Meeting of Stockholders. In order to conserve our limited resources, we did not hold an Annual Meeting of Stockholders in 2011 and, as a result, Dr. Afeyan and Mr. Lowy continue to serve as Class III directors. Although we have no present intention to do so, if we hold an Annual Meeting of Stockholders in 2012, the terms of Dr. Afeyan and Mr. Lowy will expire at that meeting and, subsequently, the terms of our Class I and Class II directors will expire in 2013 and 2014, respectively.

        On February 25, 2011, Elisabeth K. Allison, Ph.D. and Robert F. Higgins each resigned from our Board of Directors. On April 28,2011, Theo Melas-Kyriazi resigned from our Board of Directors. On June 26,2011, Stanley Lapidus resigned from our Board of Directors. On September 9, 2011, Brian Atwood resigned from our Board of Directors.

        On January 4, 2012, the Company fixed the size of its Board of Directors at five (5) members and appointed Bruce C. Ginsberg as a director of the Company. Mr. Ginsberg has been appointed to a committee of the Board of Directors formed to review certain financing matters. Mr. Ginsberg will receive an annual cash retainer in accordance with the Company's current non-employee director compensation policy.

        The names of the directors, and certain information about them as of March 1, 2012, are set forth below.

Name	Age	Position(s)
Ivan Trifunovich, Ph.D.	48	Chairman and Class I Director, President and Chief Executive Officer
Peter Barrett, Ph.D.	59	Class II Director
Noubar B. Afeyan, Ph.D.	49	Lead Independent Director, Class III Director
Ronald A. Lowy	56	Class III Director
Bruce C. Ginsberg	53	Class I Director

        Ivan Trifunovich, Ph.D.    On September 15, 2010, the Board elected Ivan Trifunovich to serve as a member of the Company's Board and simultaneously appointed him Executive Chairman of the Board. Effective as of October 14, 2010, the Company appointed Dr. Ivan Trifunovich as its President and Chief Executive Officer. From August 17, 2010 until such appointment, Dr. Trifunovich has provided executive level consulting services to the Company at the direction of the Board in various areas, including business development, financing initiatives, strategic direction, strategic transactions and operational matters. Since August 2008, Dr. Trifunovich has served as a strategic consultant to global companies in the life sciences industry. Previously, Dr. Trifunovich served as the Senior Vice President of Third Wave Technologies, Inc., a molecular diagnostics company, from December 2001 through August 2008. Prior to joining Third Wave Technologies, Inc., Dr. Trifunovich held successive positions as Vice President of e-Business and Vice President of Research Strategy and Operations at Pharmacia Corp. Prior to joining Pharmacia, Dr. Trifunovich was a Director of New Product Marketing at Johnson & Johnson, Inc. He began his career at Bristol-Meyers Squibb, Inc. as a bench scientist, where he held several positions of increasing responsibility. Dr. Trifunovich received his Ph.D. in organic chemistry at UCLA and an M.B.A. at the University of Pennsylvania's Wharton School of Business. We believe Dr. Trifunovich's qualifications to serve on the Board of Directors include his extensive executive knowledge and experience in scientific and business management in the life sciences and molecular diagnostics industries. Effective September 1, 2011 Dr. Trifunovich continued to serve in his present capacity but on a reduced part time schedule. As previously announced, Dr. Trifunovich has decided to accept the additional position of President and CEO of WaferGen Biosystems, Inc. Dr. Trifunovich will continue, to serve as Chief Executive Officer and President of the Company on a part-time basis.

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

        Bruce C. Ginsberg.    Mr. Ginsberg has been a member of our Board of Directors since January 4, 2012. Mr. Ginsberg has been appointed to a committee of the Board of Directors formed to review certain financing matters. Mr. Ginsberg is currently the President and Chief Executive Officer of MooBella, Inc., a food service technology company, and is a member of the Board of Directors of Mac-Gray Corporation (NYSE: TUC) where he serves on the Audit Committee.

Executive Officers

        Our executive officers, and their ages and positions are as follows:

Name	Age	Position(s)
Ivan Trifunovich, Ph.D.	48	Chairman, President and Chief Executive Officer
Jeffrey R. Moore	51	Senior Vice President and Chief Financial Officer

        Ivan Trifunovich, Ph.D.    See biography above in "Directors."

        Jeffrey R. Moore.    Mr. Moore joined us in August 2009 and serves as our Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Moore served as managing member and founder of Fiske Pond Advisors LLC, a financial advisory services firm, since 2008. Mr. Moore served as Chief Financial Officer of Affinova, Inc., a privately-held innovation technology company, from 2004 to 2008 and Vice President of Finance at Flagship Ventures from 2000 to 2006. Prior to that, Mr. Moore was with Celera Genomics and PerSpective Biosystems, where he served as the Director of Business Analysis and Planning and Vice President of Treasury Operations, respectively. As of the date of this filing Mr. Moore continues to serve in his present role at the Company in a reduced part time schedule.

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

        Audit Committee.    Effective as of the date of filing of this Annual Report on Form 10-K, all non-employee Board members will serve on our Audit Committee. The Audit Committee held five meetings in 2011. The Audit Committee's responsibilities include, but are not limited to:

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

        Our board of directors has determined that Mr. Ronald A. Lowy, who meets the independence requirement of the SEC rules, qualifies as an "audit committee financial expert" as defined under the Securities Exchange Act of 1934.

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

        During the entire fiscal year 2010 and prior to the February 25, 2011 resignations of Dr. Allison and Mr. Higgins from our Board of Directors, the Compensation Committee was comprised of three members: Mr. Higgins (chairman), Dr. Allison and Dr. Barrett. The Company did not hold Compensation Committee meetings in 2011.

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

        During the entire fiscal year 2010 and prior to the February 25, 2011 resignation of Mr. Higgins from our Board of Directors, the Nominating and Corporate Governance Committee was comprised of two members: Dr. Afeyan (chairman) and Mr. Higgins. The Company did not hold Nominating and Corporate Governance Committee meetings in 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock.

Executive officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based on a review of (i) Forms 3 and 4 and amendments thereto during the year ended December 31, 2011 and (ii) Forms 5 and amendments thereto furnished with respect to the year ended December 31, 2011, each director, executive officer, and 10% stockholder complied with all Section 16(a) filing requirements.

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

        With respect to the fiscal year ended December 31, 2011, the Audit Committee:

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

        Based on these reviews and discussions, our Audit Committee has recommended to our Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the SEC.

        Respectfully submitted by the members of the Audit Committee of the Board of Directors:

Ronald A. Lowy, Chairman
Noubar B. Afeyan
Peter Barrett

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation

        The following table sets forth certain information with respect to compensation for the year ended December 31, 2011 earned by or paid to our principal executive officers which are referred to as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary		Stock awards(1)	Option awards(1)	All other compensation(2)		Total
Ivan Trifunovich	2011	$281,538	(3)	$—	$—	$—		$281,538
Chairman, President, and	2010	$76,154	(3)	$611,680	$—	$85,500	(4)	$773,334
Chief Executive Officer
Jeffrey R. Moore	2011	$270,000		$—	$—	$—		$270,000
Senior Vice President and	2010	$270,000		$—	$—	$—		$270,000
Chief Financial Officer

(1)
Based on the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R), the assumptions we used for calculating the grant date fair values are set forth in Footnote 12 to the Consolidated Financial Statements presented in our 2010 Form 10-K, for 2010, and in Footnote 12 to the Consolidated Financial Statements presented in this 2011 Form 10-K, for 2011.

(2)
Excludes medical, disability and certain other benefits received by the named executive officers that are available generally to all of our employees and certain perquisites and other personal benefits received by the named executive officers which do not exceed $10,000 in the aggregate.

(3)
Dr. Trifunovich was appointed as our President and Chief Executive Officer in October 2010 at a salary of $30,000 per month. Effective September 1, 2011, Dr. Trifunovich's salary was reduced to $10,000 per month. Effective March 9, 2012, Dr. Trifunovich's salary was reduced to $5,000 per month.

(4)
Represents consulting fees and fees paid to Dr. Trifunovich as Chairman of the Board prior to his appointment as our President and Chief Executive Officer.

Discussion of Executive Compensation

        A summary of certain material terms of our compensation plans and arrangements is set forth below. For 2011, the Compensation Committee, prior to its responsibilities being assumed by the entire Board decided not to increase the salaries of any of our executive officers and during 2011 the Board reduced the salary and time commitment of the CEO as a result of our need to conserve cash and reduce expenses.

        Effective as of October 14, 2010, we appointed Dr. Ivan Trifunovich as our new President and Chief Executive Officer. Under the terms of his employment arrangement with us, Dr. Trifunovich will receive: (i) a salary of $30,000 per month (reduced to $10,000 per month effective September 1, 2011, and again reduced to $5,000 per month effective March 9, 2012), subject to a potential annual increase by the then existing Compensation Committee of our Board of Directors; (ii) a bonus opportunity of up to 30% of Dr. Trifunovich's annual base salary, subject to the discretion of the then existing Compensation Committee of our Board of Directors; and (iii) an equity award in the form of restricted stock equal to 5% of our fully diluted capital stock (the "Award"). In 2010 we awarded Dr. Trifunovich 25% of the Award, or 1.25% of our fully diluted capital stock. No additional stock grants have been made to Dr. Trifunovich subsequent to the initial 2010 stock grant. During 2011 no cash bonuses were awarded to Dr. Trifunovich.

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

        Upon any distribution to our stockholders (whether by dividend, return of capital, liquidation or otherwise) or a Sale Event (as defined in the 2007 Plan), Dr. Trifunovich will receive a cash payment (the "Transaction Bonuses") from us in an amount reflecting the payment he would have received based on his stockholdings if we had actually issued him the entire Award. Dr. Trifunovich will not be entitled to any of the Transaction Bonuses once Dr. Trifunovich actually receives the entire Award. If Dr. Trifunovich is terminated by us without cause or he resigns for good reason before issuance of the entire Award, Dr. Trifunovich will remain eligible for the Transaction Bonuses, but only up to the portion of the Award vested as of his termination (after accounting for any acceleration of the Award triggered by Dr. Trifunovich's conclusion of employment with us), reduced by the amount of his actual distribution based on his current stockholdings.

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

        We hired Jeffrey R. Moore as our Chief Financial Officer in August 2009 and established his base salary at $270,000 per year. In addition, Mr. Moore was eligible for an annual bonus of up to 30% of his base salary. During 2010 and 2011, no adjustments were made to Mr. Moore's base salary and no cash bonuses were awarded. Mr. Moore is also eligible to participate in our standard benefit programs.

Retention Agreements

        On June 21, 2010, the Compensation Committee approved a retention program ("Retention Program") which was designed to retain and motivate the Company's employees, including members of its executive management team. The Retention Program provided for restricted stock awards ("Awards") of the Company's common stock to be granted under the 2007 Plan to all employees including executive officers Jeffrey R. Moore (in the amount of 1,100,000 shares). The Awards were subject to a vesting schedule with 12.5% vesting semi-annually on each of January 1 and July 1 over the next four (4) years. If a management participant in the Retention Program is terminated without cause or resigns for good reason during the twelve months after a change in control of the Company, any unvested shares subject to such management participant's Awards will immediately vest and such management participant will be entitled to the economic benefit of any unissued portion of his Award. The Awards to members of executive management, including Mr. Moore, were contingent and shall be granted upon (i) there being sufficient shares available under the 2007 Plan, or if there are not, (ii) receipt of shareholder approval of the requisite subsequent increase in shares reserved under the 2007 Plan. As of the date of this filing no shares have been granted to the Retention Program participants.

Management Incentive Plan

        In connection with approving a certain financing transaction in November 2010, the Board approved a Management Incentive Plan (the "Management Incentive Plan") pursuant to which participants in the Management Incentive Plan, including Dr. Trifunovich and Mr. Moore, will be entitled to receive, in the aggregate, an amount equal to 7.5% of certain payment consideration resulting from intellectual property licensing events. The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Board. As of the date of this filing the details of the Management Incentive Plan have not been finalized and is subject to further modification at the discretion of the Board and the Company's senior debt lenders.

Other Compensation

        All of our executive officers are eligible for benefits offered to employees generally, including parking or commuting passes, life, health, disability and dental insurance and our 401(k) plan. Our President and Chief Executive Officer also received an allowance for commuting expenses, including a tax gross-up for such amounts paid to him.

2007 Stock Option and Incentive Plan

        The 2007 Plan was adopted by our Board of Directors in April 2007 and approved by our stockholders in May 2007. The 2007 Plan permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. We reserved 1,440,266 shares of our common stock for the issuance of awards under the 2007 Plan as of December 31, 2007. The 2007 Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each January 1, beginning in 2008, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lower number of shares of common stock as determined by the Board of Directors. In January 2008, pursuant to this provision, the number of shares of our common stock reserved for the issuance of awards under the 2007 Plan was increased by 944,263, or 4.5% of the outstanding number of shares of common stock outstanding as of December 31, 2007. In January 2009, pursuant to this provision, the number of shares of our common stock reserved for the issuance of awards under the 2007 Plan was increased by 2,871,372, or 4.5% of the outstanding number of shares of common stock outstanding as of December 31, 2008. In January 2010, pursuant to this provision, the number of shares of our common stock reserved for the issuance of awards under the 2007 Plan was increased by 3,571,677, or 4.5% of the outstanding number of shares of common stock outstanding as of December 31, 2009. In March 2011, pursuant to this provision, the number of shares of our common stock reserved for the issuance of awards under the 2007 Plan was increased by 3,489,512, or approximately 4.0% of the outstanding number of shares of common stock outstanding as of December 31, 2010. This number of reserved shares is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, available shares under our 2003 Stock Option and Incentive Plan, including as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Plan.

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

        Upon a sale event in which all awards are not assumed or substituted by the successor entity, all stock options may be terminated upon the effective time of such sale event following an exercise period, in which case all such stock options shall first become fully exercisable. Restricted stock shall be treated as provided in the relevant award agreement. Under the 2003 Plan, a sale event is defined as the consummation of (i) a sale of all or substantially all of the assets, (ii) a sale of the Company by merger in which the stockholders of the Company do not own a majority of the outstanding voting power of the successor entity or (iii) any other acquisition of the business of the Company, as determined by the Board of Directors.

        The following table sets forth certain information with respect to outstanding equity awards at December 31, 2011 with respect to the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011

	Option awards				Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested(1)
Ivan Trifunovich(2)	—	—	—	—	—	$—
Jeffrey R. Moore(3)	200,000	—	$0.79	08/06/2019	—	$—

(1)
Based upon the fair market value of $0.04 of our common stock on December 31, 2011, the last trading day of the fiscal year.

(2)
Stock awards do not include unissued commitments of 4,369,143 of restricted common shares that have not yet been granted to Dr. Trifunovich.

(3)
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

        The following table outlines the post-employment payments that would be made, assuming termination following a change in control on December 31, 2011 (assuming the change in control agreements were effective at that time):

Payments and Benefits	Termination without cause or for good reason following change in control(1)(2)
Ivan Trifunovich, Ph.D.
Accelerated vesting restricted stock commitment not yet granted	$174,766
Jeffrey R. Moore
Severance	$202,500
Accelerated vesting restricted stock commitment not yet granted	$44,000
Health benefits	$22,125

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

(2)
The amounts reported for accelerated vesting of stock options and restricted stock awards has been calculated by multiplying the number of unvested shares by $0.04, the fair market value of our common stock on December 31, 2011, the last trading day of the fiscal year, less the applicable per share exercise or purchase prices.

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

2011 Director Compensation

        In 2011, the Board evaluated its non-employee director compensation plan and determined to simplify our board compensation practices and to conserve resources by paying our non-employee directors only an annual retainer of $25,000 per year with no additional per meeting or audit committee compensation fees. In addition, members of our Board of Directors, whose investment funds are currently investors in the Company, waived payment of their cash retainer. During the fiscal year 2011 the Company only paid one quarter of this amount to its one eligible non investor director.

Director Summary Compensation Table

        The table below summarizes the compensation paid to non-employee Directors for the fiscal year ended December 31, 2011. Directors who are employees receive no additional compensation for Board service.

DIRECTOR COMPENSATION(1)

Name	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	Stock Awards ($)(3)	Total ($)
Noubar B. Afeyan, Ph.D.	$—			$—
Peter Barrett, Ph.D.	$—			$—
Ronald A. Lowy	$6,250			$6,250

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

Compensation Committee Interlocks and Insider Participation

        Our entire Board has assumed responsibility for the roles and duties previously performed by our Compensation Committee.

Compensation Committee Report

        The Board establishes general executive compensation policies and establishes the salaries and bonuses of the Company's executive officers. The Board: (i) has reviewed and discussed with management the discussion and analysis of compensation contained herein; and (ii) based on this review and discussion, the Board recommended and approved the inclusion of such discussion and analysis of compensation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the Securities and Exchange Commission.

        Respectfully submitted by the Board of Directors:

Ivan Trifunovich, Chairman
Peter Barrett
Noubar B. Afeyan
Ronald A. Lowy
Bruce C. Ginsberg

        The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates the Compensation Committee Report by reference therein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table summarizes, as of December 31, 2011, the number of options issued under our stock option plans and the number of options available for future issuance under these plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	599,301	$2.02	9,272,469
Equity compensation plans not approved by security holders	—	—	—

Total	599,301	$2.02	9,272,469

(1)
Includes the 2003 Stock Option and Incentive Plan and the 2007 Stock Option and Incentive Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 2012: (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) by each director of the Company; (iii) by each of the then named officers named in the Summary Compensation Table, excluding the Company's former employee Mr. Levine; and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated below, each person listed below maintains a business address in the care of Helicos BioSciences Corporation, One Kendall Square, Building 200, Cambridge, MA 02139 and has sole voting and investment power with respect to all shares of Common Stock owned.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(1)(2)
Atlas Venture(3) 25 First Street, Suite 303 Cambridge, MA 02141	17,201,291	19.7%
Flagship Ventures(4) c/o Flagship Ventures One Memorial Drive, 7th Floor Cambridge, Massachusetts 02142	17,542,548	20.1%
Ivan Trifunovich, Ph.D.	—	—%
Ronald A. Lowy(5)	1,047,307	1.2%
Jeffrey R. Moore(6)	233,579	*
Noubar B. Afeyan, Ph.D.(4)	17,542,548	20.1%
Peter Barrett, Ph.D.(3)	17,201,291	19.7%
All executive officers, directors and nominees as a group(7) (5 persons)	36,523,725	41.9%

*
Represents less than 1% of the outstanding Common Stock.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Pursuant to the rules of the SEC, the number of shares of Common Stock deemed outstanding includes shares issuable pursuant to options and warrants held by the respective person or group that may be exercised within 60 days of March 1, 2012.

(2)
Applicable percentage of ownership is based upon 87,196,489 shares of Common Stock outstanding as of March 19, 2012.

(3)
With respect to information relating to Atlas Venture, the Company has relied, in part, on information supplied on their Schedule 13D filing with the SEC dated December 10, 2009, by Atlas Venture Fund V, L.P. ("Atlas V"), Atlas Venture Entrepreneurs' Fund V, L.P. ("AVE V" and together with Atlas V, the "Atlas V Funds"), Atlas Venture Fund VI, L.P. ("Atlas VI"), Atlas Venture Entrepreneurs' Fund VI, L.P. ("AVE VI"), Atlas Venture Fund VI GmbH & Co. KG ("Atlas VI GmbH" and together with Atlas VI and AVE VI, the "Atlas VI Funds"), Atlas Venture Associates V, L.P. ("AVA V LP"), Atlas Venture Associates V, Inc. ("AVA V Inc."), Atlas Venture Associates VI, L.P. ("AVA VI LP"), Atlas Venture Associates VI, Inc. ("AVA VI Inc."), Jean-Francois Formela ("Formela"), (the "Atlas Directors"). AVA V Inc. is the sole general partner of AVA V LP. AVA V LP is the sole general partner of the Atlas V Funds. The Atlas Directors are directors of AVA V Inc. As a result, the Atlas Directors may be deemed to have beneficial ownership with respect to all shares held by AVA V Inc. AVA VI Inc. is the sole general partner of AVA VI LP. AVA VI LP is the sole general partner of Atlas VI and AVE VI and the managing limited partner of Atlas VI GmbH. The Atlas Directors are directors of AVA VI Inc. As a result, the Atlas Directors may be deemed to have beneficial ownership with respect to all shares held by AVA VI Inc. Each of the foregoing disclaims beneficial ownership of these shares except to the extent of their pecuniary interest therein. The shares represented herein include 5,333,238 shares issuable to Atlas Venture upon the exercise of warrants and 16,666 shares issuable to Dr. Barrett upon the exercise of stock options.

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

(6)
Includes 200,000 shares issuable to Jeffrey R. Moore upon exercise of stock options.

(7)
Includes an aggregate of 499,000 shares issuable upon exercise of stock options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        The Board conducts an appropriate review of all related party transactions required to be disclosed for potential conflicts of interest situations on an ongoing basis and, all such transactions are approved by the Audit Committee.

November 2010 Bridge Financing

        We entered the fourth quarter of 2010 without any prospects of securing long-term financing from outside investors. An independent committee (the "Independent Committee") of our Board evaluated the alternatives available to us and determined that a bridge financing led by certain inside investors was in the best interests of our stakeholders in view of our current financial and operating condition, and would best position us to continue operations for the remainder of 2010 and into 2011. The Independent Committee met multiple times to consider the alternatives and concluded that the bridge financing was the best alternative for generating value for stakeholders. As a result, we entered into an insider bridge loan facility with two of the four venture capital firms whose representatives, Noubar B. Afeyan, Ph.D. and Peter Barrett, Ph.D. are members of the Board. In connection with this transaction, we entered into a Subordinated Secured Note Purchase Agreement (the "Note Purchase Agreement")

with investment funds affiliated with Atlas Venture and Flagship Ventures (the "Purchasers"), pursuant to which we have agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the "Notes"), a portion of which is committed and a portion of which is optional (the "Bridge Debt Financing"). On November 16, 2010, the Purchasers purchased Notes having an aggregate principal amount of $333,333. Subject to our continued compliance with the terms of the Note Purchase Agreement, including that there not be an event of default thereunder, upon notice from us, the Purchasers are committed to purchase an aggregate of an additional $333,333 of Notes in each of five subsequent closings, for a total aggregate committed amount of $2,000,000. The Purchasers also have the right, but not the obligation, upon our request to purchase up to an additional $2,000,000 of Notes on or before December 31, 2012. As of December 31, 2010 and as of the date of this filing, we have borrowed $666,667 against the Bridge Debt Financing facility.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES [UPDATE]

        During fiscal year 2011 and fiscal year 2010, the aggregate fees billed by PricewaterhouseCoopers LLP for professional services were as follows:

	Fiscal Year Ended
	December 31, 2011	December 31, 2010
Audit Fees(1)	$150,000	$225,000
Audit-Related Fees(2)	—	24,000
Tax Fees(3)	—	—
All Other Fees(4)		1,500

Total	$150,000	$249,000

(1)
Fees for audit services include fees associated with the audits of our consolidated financial statements. Audit fees also include amounts associated with SEC registration statements and consents.

(2)
Audit-related fees for 2010 consisted of fees for the audit of the Company's research and development program funded by the National Institutes of Health (NIH).

(3)
There were no fees billed by PricewaterhouseCoopers LLP for tax services in 2011 or 2010.

(4)
The amount listed as "All Other Fees" consists of fees for products and services other than those services reported above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

        As required by the Audit Committee charter, the Audit Committee pre-approves the engagement of PricewaterhouseCoopers LLP for all audit and permissible non-audit services. All of the audit-related fees and other non-audit fees disclosed above, were pre-approved by the Audit Committee. The Audit Committee annually reviews the audit and permissible non-audit services performed by PricewaterhouseCoopers LLP and reviews and approves the fees charged by PricewaterhouseCoopers LLP. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing audit services and other permissible non-audit services to Helicos and has concluded that the provision of such services was compatible with the maintenance of PricewaterhouseCoopers LLP's independence in the conduct of its auditing functions.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Form 10-K:

        (1)   Consolidated Financial Statements:

Page
Report of independent registered public accounting firm	64
Consolidated balance sheets as of December 31, 2010 and December 31, 2011	65
Consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) to December 31, 2011	66
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the period from May 9, 2003 (date of inception) to December 31, 2011, and the years ended December 31, 2009, 2010 and 2011	67
Consolidated statements of cash flows for the years ended December 31, 2009, 2010 and 2011, and the period from May 9, 2003 (date of inception) to December 31, 2011	74
Notes to consolidated financial statements	75

        (3)   Exhibits:

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
4.1	Specimen Stock Certificate (Incorporated by reference herein to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
4.2+	Form of Warrant between the Registrant and the Lenders (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008).
4.3	Form of Warrant (Incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
4.4+	Form of Warrant (Incorporated by reference herein to exhibit 4.1 to Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
4.5+	Form of Warrant (Incorporated by reference herein to exhibit 4.1 to Form 8-K, filed with the Securities and Exchange Commission on December 18, 2009).
10.1	Master Loan Agreement by and between the Registrant and General Electric Capital Corporation, dated June 9, 2006 (Incorporated by reference herein to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).

Exhibit Number	Description of Document
10.2	Lease Agreement by and between the Registrant and Lincoln Property Company, dated December 30, 2005 (Incorporated by reference herein to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.3	Lease Agreement by and between the Registrant and Cummings Properties, LLC, dated February 1, 2006 (Incorporated by reference herein to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.4	2003 Stock Option and Incentive Plan and forms of agreements thereunder (Incorporated by reference herein to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.5†	License Agreement between the Registrant and California Institute of Technology, dated November 30, 2003 (Incorporated by reference herein to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.6	License Agreement between the Registrant, Roche Diagnostics GMBH and Roche Diagnostics Corporation, dated June 7, 2004 (Incorporated by reference herein to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.7†	License Agreement between the Registrant and Arizona Technology Enterprises, dated March 16, 2005 (Incorporated by reference herein to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.8	Form of Indemnification Agreement (Incorporated by reference herein to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.9	Amended and Restated Investor Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 1, 2006 (Incorporated by reference herein to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.10†	Amendment to License Agreement Having an Effective Date of March 7, 2007 between California Institute of Technology and the Registrant (Incorporated by reference herein to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.11+	Employee Offer Letter, dated as of October 15, 2003, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.12+	Amended and Restated Management Incentive Bonus Plan of the Registrant as of December 11, 2008 (Incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K, filed w/the Securities and Exchange Commission on March 30, 2009).

Exhibit Number	Description of Document
10.13†	License and Supply Agreement, having an effective date of April 23, 2007 between PerkinElmer LAS, Inc. and the Registrant (Incorporated by reference herein to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.14	Amendment to the Amended and Restated Investor Rights Agreement dated as of May 7, 2007 (Incorporated by reference herein to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.15+	Change in Control Agreement, dated as of May 2, 2007, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.16+	Change in Control Agreement, dated as of May 7, 2007, by and between Stephen J. Lombardi and the Registrant (Incorporated by reference herein to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.17+	Non-Employee Director Compensation Policy (Incorporated by reference herein to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.18+	2007 Stock Option and Incentive Plan and forms of agreement thereunder, as amended (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008).
10.19+	Change in Control Agreement between the Company and J. William Efcavitch, dated August 8, 2007 (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007).
10.20†	Loan and Security Agreement by and between the Registrant and General Electric Capital Corporation, dated December 31, 2007 (Incorporated by reference herein to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008).
10.21+	Offer Letter between the Registrant and Stephen P. Hall dated April 25, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on May 1, 2008).
10.22+	Change in Control Agreement between the Registrant and Stephen P. Hall dated April 25, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on May 1, 2008).
10.23+	Second Amendment to Loan and Security Agreement by and between the Registrant, the Lenders and General Electric Capital Corporation, dated June 27, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008).
10.24+	Offer Letter between the Registrant and Stephen J. Lombardi, dated August 19, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 20, 2008).

Exhibit Number	Description of Document
10.25+	Amended and Restated Change in Control Agreement between the Registrant and Stephen J. Lombardi, dated August 19, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 20, 2008).
10.26+	Severance and Consulting Services Agreement, by and between the Registrant and Stanley N. Lapidus, dated as of September 12, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 12, 2008).
10.27+	Consultant Agreement between the Registrant and Stanley N. Lapidus, dated as of December 5, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 8, 2008).
10.28+	Corporate Officer Severance Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 17, 2008).
10.29+	Securities Purchase Agreement between the Registrant and each of the Purchasers identified therein, dated December 19, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
10.30+	Registration Rights Agreement between the Registrant and each of the Purchasers identified therein, dated December 19, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
10.31+	Third Amendment to the Loan and Security Agreement among the Registrant, the Lenders and General Electric Capital Corporation, dated as of December 29, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 30, 2008).
10.32+	Change in Control Agreement by and between the Registrant and Ronald A. Lowy, dated as of January 28, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on January 30, 2009).
10.33+	Change in Control Agreement by and between the Company and Ronald A. Lowy, dated as of January 28, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on January 30, 2009).
10.34+	Form of Unrestricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2009).
10.35	Letter Agreement, dated August 6, 2009, by and between Stephen P. Hall and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).
10.36+	Offer Letter between the Company and Jeffrey R. Moore dated August 6, 2009 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).
10.37+	Change in Control Agreement between the Company and Jeffrey R. Moore dated August 6, 2009 (Incorporated by reference herein to Exhibit 10.3 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).

Exhibit Number	Description of Document
10.38	Securities Purchase Agreement, between Helicos and each of the Purchasers identified therein, dated September 15, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
10.39	Registration Rights Agreement, between Helicos and each of the Holders identified therein, dated September 15, 2009 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
10.40+	First Amendment to Change in Control Agreement, dated as of September 28, 2009, by and between Ronald A. Lowy and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 28, 2009).
10.41	Fifth Amendment to Lease, dated as of October 8, 2009 Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on October 13, 2009).
10.42+	First Amendment to the Company's Amended and Restated Management Incentive Bonus Plan of the Registrant dated as of September 8, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2009).
10.43	Form of Unrestricted Stock Award Agreement to Employees Pursuant to the Helicos BioSciences Corporation Amended and Restated Management Incentive Plan, as amended, and the Helicos BioSciences Corporation 2nd Half Fiscal 2009 Employee Incentive Bonus Plan (Incorporated by reference herein to Exhibit 10.43 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010).
10.44	Letter Agreement, dated February 11, 2010, by and between Stephen J. Lombardi and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on February 12, 2010).
10.45	Sixth Amendment to Lease by and between the Company and RB Kendall Fee, LLC dated June 9, 2010 (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2010).
10.46+	Form of Retention Agreement with Management dated August 6, 2010 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on November 18, 2010).
10.47	Letter Agreement, dated September 8, 2010, by and between, J. William Efcavitch and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on November 18, 2010).
10.48	Subordinated Secured Note Purchase Agreement, dated November 16, 2010, between the Company and each of the Purchasers identified therein (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2010).

Exhibit Number	Description of Document
10.49	Risk Premium Payment Agreement, dated November 16, 2010, between the Company and each of the Purchasers identified therein (Incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2010).
10.50	Waiver, Consent and Fourth Amendment to the Loan and Security Agreement, dated November 16, 2010, among the Company, the Lenders and General Electric Capital Corporation (Incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2010).
10.51†	First Amendment to the License Agreement dated August 26, 2011, between the Company and Arizona Technologies Enterprises (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2011).
10.52	Seventh Amendment to Lease, by and between the Company and RB Kendall Fee, LLC dated September 20, 2011 (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 22, 2011).
10.53	First Amendment to Subordinated Secured Note Purchase Agreement, dated as of November 30, 2011, between the Company and each of the Purchasers identified therein (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2011).
21.1	Subsidiary of the Registrant (Incorporated by reference herein to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to Section 320 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009, (ii) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Equity for the years ended December 31, 2011, 2010, and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) the Notes to the Consolidated Financial Statements.

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

HELICOS BIOSCIENCES CORPORATION
Dated: March 30, 2012	By:	/s/ IVAN TRIFUNOVICH Name: Ivan Trifunovich Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 30, 2012	By:	/s/ JEFFREY R. MOORE Name: Jeffrey R. Moore Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ IVAN TRIFUNOVICH Ivan Trifunovich	Chairman of the Board of Directors, President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
By:	/s/ JEFFREY R. MOORE Jeffrey R. Moore	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012

Signature		Title	Date

By:	/s/ NOUBAR B. AFEYAN, PHD Noubar B. Afeyan, PhD	Director	March 30, 2012
By:	/s/ PETER BARRETT, PHD Peter Barrett, PhD	Director	March 30, 2012
By:	/s/ RONALD A. LOWY Ronald A. Lowy	Director	March 30, 2012
By:	/s/ BRUCE C. GINSBERG Bruce C. Ginsberg	Director	March 30, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
4.1	Specimen Stock Certificate (Incorporated by reference herein to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
4.2+	Form of Warrant between the Registrant and the Lenders (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008).
4.3	Form of Warrant (Incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
4.4+	Form of Warrant (Incorporated by reference herein to exhibit 4.1 to Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
4.5+	Form of Warrant (Incorporated by reference herein to exhibit 4.1 to Form 8-K, filed with the Securities and Exchange Commission on December 18, 2009).
10.1	Master Loan Agreement by and between the Registrant and General Electric Capital Corporation, dated June 9, 2006 (Incorporated by reference herein to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.2	Lease Agreement by and between the Registrant and Lincoln Property Company, dated December 30, 2005 (Incorporated by reference herein to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.3	Lease Agreement by and between the Registrant and Cummings Properties, LLC, dated February 1, 2006 (Incorporated by reference herein to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.4	2003 Stock Option and Incentive Plan and forms of agreements thereunder (Incorporated by reference herein to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.5†	License Agreement between the Registrant and California Institute of Technology, dated November 30, 2003 (Incorporated by reference herein to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.6	License Agreement between the Registrant, Roche Diagnostics GMBH and Roche Diagnostics Corporation, dated June 7, 2004 (Incorporated by reference herein to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).

Exhibit Number	Description of Document
10.7†	License Agreement between the Registrant and Arizona Technology Enterprises, dated March 16, 2005 (Incorporated by reference herein to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.8	Form of Indemnification Agreement (Incorporated by reference herein to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.9	Amended and Restated Investor Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 1, 2006 (Incorporated by reference herein to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.10†	Amendment to License Agreement Having an Effective Date of March 7, 2007 between California Institute of Technology and the Registrant (Incorporated by reference herein to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.11+	Employee Offer Letter, dated as of October 15, 2003, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.12+	Amended and Restated Management Incentive Bonus Plan of the Registrant as of December 11, 2008 (Incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K, filed w/the Securities and Exchange Commission on March 30, 2009).
10.13†	License and Supply Agreement, having an effective date of April 23, 2007 between PerkinElmer LAS, Inc. and the Registrant (Incorporated by reference herein to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.14	Amendment to the Amended and Restated Investor Rights Agreement dated as of May 7, 2007 (Incorporated by reference herein to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.15+	Change in Control Agreement, dated as of May 2, 2007, by and between Stanley N. Lapidus and the Registrant (Incorporated by reference herein to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.16+	Change in Control Agreement, dated as of May 7, 2007, by and between Stephen J. Lombardi and the Registrant (Incorporated by reference herein to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.17+	Non-Employee Director Compensation Policy (Incorporated by reference herein to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
10.18+	2007 Stock Option and Incentive Plan and forms of agreement thereunder, as amended (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008).

Exhibit Number	Description of Document
10.19+	Change in Control Agreement between the Company and J. William Efcavitch, dated August 8, 2007 (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007).
10.20†	Loan and Security Agreement by and between the Registrant and General Electric Capital Corporation, dated December 31, 2007 (Incorporated by reference herein to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008).
10.21+	Offer Letter between the Registrant and Stephen P. Hall dated April 25, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on May 1, 2008).
10.22+	Change in Control Agreement between the Registrant and Stephen P. Hall dated April 25, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on May 1, 2008).
10.23+	Second Amendment to Loan and Security Agreement by and between the Registrant, the Lenders and General Electric Capital Corporation, dated June 27, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008).
10.24+	Offer Letter between the Registrant and Stephen J. Lombardi, dated August 19, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 20, 2008).
10.25+	Amended and Restated Change in Control Agreement between the Registrant and Stephen J. Lombardi, dated August 19, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 20, 2008).
10.26+	Severance and Consulting Services Agreement, by and between the Registrant and Stanley N. Lapidus, dated as of September 12, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 12, 2008).
10.27+	Consultant Agreement between the Registrant and Stanley N. Lapidus, dated as of December 5, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 8, 2008).
10.28+	Corporate Officer Severance Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 17, 2008).
10.29+	Securities Purchase Agreement between the Registrant and each of the Purchasers identified therein, dated December 19, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).
10.30+	Registration Rights Agreement between the Registrant and each of the Purchasers identified therein, dated December 19, 2008 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008).

Exhibit Number	Description of Document
10.31+	Third Amendment to the Loan and Security Agreement among the Registrant, the Lenders and General Electric Capital Corporation, dated as of December 29, 2008 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 30, 2008).
10.32+	Change in Control Agreement by and between the Registrant and Ronald A. Lowy, dated as of January 28, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on January 30, 2009).
10.33+	Change in Control Agreement by and between the Company and Ronald A. Lowy, dated as of January 28, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on January 30, 2009).
10.34+	Form of Unrestricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2009).
10.35	Letter Agreement, dated August 6, 2009, by and between Stephen P. Hall and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).
10.36+	Offer Letter between the Company and Jeffrey R. Moore dated August 6, 2009 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).
10.37+	Change in Control Agreement between the Company and Jeffrey R. Moore dated August 6, 2009 (Incorporated by reference herein to Exhibit 10.3 to the Company's Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009).
10.38	Securities Purchase Agreement, between Helicos and each of the Purchasers identified therein, dated September 15, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
10.39	Registration Rights Agreement, between Helicos and each of the Holders identified therein, dated September 15, 2009 (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009).
10.40+	First Amendment to Change in Control Agreement, dated as of September 28, 2009, by and between Ronald A. Lowy and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 28, 2009).
10.41	Fifth Amendment to Lease, dated as of October 8, 2009 Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on October 13, 2009).
10.42+	First Amendment to the Company's Amended and Restated Management Incentive Bonus Plan of the Registrant dated as of September 8, 2009 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2009).

Exhibit Number	Description of Document
10.43	Form of Unrestricted Stock Award Agreement to Employees Pursuant to the Helicos BioSciences Corporation Amended and Restated Management Incentive Plan, as amended, and the Helicos BioSciences Corporation 2nd Half Fiscal 2009 Employee Incentive Bonus Plan (Incorporated by reference herein to Exhibit 10.43 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010).
10.44	Letter Agreement, dated February 11, 2010, by and between Stephen J. Lombardi and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K, filed with the Securities and Exchange Commission on February 12, 2010).
10.45	Sixth Amendment to Lease by and between the Company and RB Kendall Fee, LLC dated June 9, 2010 (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2010).
10.46+	Form of Retention Agreement with Management dated August 6, 2010 (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on November 18, 2010).
10.47	Letter Agreement, dated September 8, 2010, by and between, J. William Efcavitch and Helicos BioSciences Corporation (Incorporated by reference herein to Exhibit 10.2 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on November 18, 2010).
10.48	Subordinated Secured Note Purchase Agreement, dated November 16, 2010, between the Company and each of the Purchasers identified therein (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2010).
10.49	Risk Premium Payment Agreement, dated November 16, 2010, between the Company and each of the Purchasers identified therein (Incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2010).
10.50	Waiver, Consent and Fourth Amendment to the Loan and Security Agreement, dated November 16, 2010, among the Company, the Lenders and General Electric Capital Corporation (Incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2010).
10.51†	First Amendment to the License Agreement dated August 26, 2011, between the Company and Arizona Technologies Enterprises (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2011).
10.52	Seventh Amendment to Lease, by and between the Company and RB Kendall Fee, LLC dated September 20, 2011 (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 22, 2011).
10.53	First Amendment to Subordinated Secured Note Purchase Agreement, dated as of November 30, 2011, between the Company and each of the Purchasers identified therein (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2011).

Exhibit Number	Description of Document
21.1	Subsidiary of the Registrant (Incorporated by reference herein to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 333-140973) which became effective on May 24, 2007).
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to Section 320 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009, (ii) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Equity for the years ended December 31, 2011, 2010, and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) the Notes to the Consolidated Financial Statements.

*
Filed herewith

†
Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

+
Indicates a management contract or any compensatory plan, contract or arrangement.