Form 10-K/A
period 2011-12-31
HELICOS BIOSCIENCES CORP
filed 2012-04-17
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Registrant’s telephone number, including area code: (617) 264-1800

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on June 30, 2011, as reported by the OTCQB Global Market, was approximately $6,119,963. For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.

As of March 19, 2012, the Company had 87,196,489 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Helicos BioSciences Corporation is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on March 30, 2012 (Original Report), in order to add certain information required by the following items of Form 10-K:

Item	Description
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby amend Item 12 of Part III of our Original Report by deleting the text of such Item 12 in its entirety and replacing it with the information provided below under the respective headings. This Amendment No. 1 does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amendment No. 1 the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1should be read in conjunction with our Original Report and any other filings we made with the SEC subsequent to the filing of the Original Report.

PART III

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

(1)          Includes the 2003 Stock Option and Incentive Plan and the 2007 Stock Option and Incentive Plan

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 1, 2012: (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) by each director of the Company; (iii) by each of the then named officers named in the Summary Compensation Table, excluding the Company’s former employee Mr. Levine; and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated below, each person listed below maintains a business address in the care of Helicos BioSciences Corporation, One Kendall Square, Building 200, Cambridge, MA 02139 and has sole voting and investment power with respect to all shares of Common Stock owned.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(1)(2)
Atlas Venture(3) 25 First Street, Suite 303 Cambridge, MA 02141	17,201,291	19.7%
Flagship Ventures(4) c/o Flagship Ventures One Memorial Drive, 7th Floor Cambridge, Massachusetts 02142	17,542,548	20.1%
Highland Capital Partners(5) c/o Highland Capital Partners LLC One Broadway, 16th Floor Cambridge, Massachusetts 02142	17,201,294	19.7%
Versant Ventures(6) 3000 Sand Hill Road Building #4, Suite 210 Menlo Park, California 94025	16,348,350	18.8%
Ivan Trifunovich, Ph.D.	—	—%
Ronald A. Lowy(7)	1,047,307	1.2%
Jeffrey R. Moore(8)	233,579	*
Noubar B. Afeyan, Ph.D.(4)	17,542,548	20.1%
Peter Barrett, Ph.D.(3)	17,201,291	19.7%
All executive officers, directors and nominees as a group (9)(10) (5 persons)	36,523,725	41.9%

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

(3)                With respect to information relating to Atlas Venture, the Company has relied, in part, on information supplied on their Schedule 13D filing with the SEC dated December 10, 2009, by Atlas Venture Fund V, L.P. (“Atlas V”), Atlas Venture Entrepreneurs’ Fund V, L.P. (“AVE V” and together with Atlas V, the “Atlas V Funds”), Atlas Venture Fund VI, L.P. (“Atlas VI”), Atlas Venture Entrepreneurs’ Fund VI, L.P. (“AVE VI”), Atlas Venture Fund VI GmbH & Co. KG (“Atlas VI GmbH” and together with Atlas VI and AVE VI, the “Atlas VI Funds”), Atlas Venture Associates V, L.P. (“AVA V LP”), Atlas Venture Associates V, Inc. (“AVA V Inc.”), Atlas Venture Associates VI, L.P. (“AVA VI LP”), Atlas Venture Associates VI, Inc. (“AVA VI Inc.”), Jean-Francois Formela (“Formela”), (the “Atlas Director”). AVA V Inc. is the sole general partner of AVA V LP. AVA V LP is the sole general partner of the Atlas V Funds. The Atlas Director are directors of AVA V Inc. As a result, the Atlas Director may be deemed to have beneficial ownership with respect to all shares held by AVA V Inc. AVA VI Inc. is the sole general partner of AVA VI LP. AVA VI LP is the sole general partner of Atlas VI and AVE VI and the managing limited partner of Atlas VI GmbH. The Atlas Director are directors of AVA VI Inc. As a result, the Atlas Director may be deemed to have beneficial ownership with respect to all shares held by AVA VI Inc. Each of the foregoing disclaims beneficial ownership of these shares except to the extent of their pecuniary interest therein. The shares represented herein include 5,333,238 shares issuable to Atlas Venture upon the exercise of warrants and 16,666 shares issuable to Dr. Barrett upon the exercise of stock options.

(4)                With respect to information relating to Flagship Ventures, the Company has relied, in part, on information supplied on their Schedule 13D filing with the SEC dated December 9, 2010, by AGTC Advisors Fund L.P. (“AGTC”), Applied Genomic Technology Capital Fund, L.P. (“AGTC Fund” and together with AGTC, the “AGTC Funds”), Flagship Ventures Fund 2004, L.P. (“Flagship”), NewcoGen Elan LLC (“NewcoGen Elan”), NewcoGen Equity Investors LLC (“NewcoGen Equity”), NewcoGen Group, LLC (“NewcoGen Group”), NewcoGen PE LLC (“NewcoGen PE”), NewcoGen Long Reign Holdings LLC (“NewcoGen Long Reign”), and ST NewcoGen LLC (“ST NewcoGen” and together with NewcoGen Elan, NewcoGen Equity, NewcoGen Group, NewcoGen PE and NewcoGen Long Reign, the “NewcoGen Funds”). NewcoGen Group Inc. (“NewcoGen Inc.”) is the manager of each of the NewcoGen Funds and the general partner of AGTC Partners, L.P., which is the general partner of each of the AGTC Funds. NewcoGen Inc. is a wholly owned subsidiary of Flagship Ventures Management, Inc. (“Flagship Inc.”). Flagship Ventures General Partner LLC (“Flagship LLC”) is the general partner of Flagship. Noubar B. Afeyan, PhD and Edwin M. Kania, Jr. are directors of Flagship Inc. and managers of Flagship LLC. As a result, Messrs. Afeyan and Kania may be deemed to have beneficial ownership with respect to all shares held by the NewcoGen Funds, Flagship, and the AGTC Funds. The shares represented herein include 5,333,239 shares issuable to Flagship Ventures upon the exercise of warrants and 16,666 shares issuable to Dr. Afeyan upon the exercise of stock options.

(5)                With respect to information relating to Highland Capital Partners, the Company has relied, in part, on information supplied on their Schedule 13D filing with the SEC dated September 22, 2009, by Highland Capital Partners VI Limited Partnership (“Highland Capital VI”), Highland Capital Partners VI-B Limited Partnership (“Highland Capital VI-B”), Highland Entrepreneurs’ Fund VI Limited Partnership (“Highland Entrepreneurs’ Fund” and together with Highland Capital VI and Highland Capital VI-B, the “Highland Investing Entities”), HEF VI Limited Partnership (“HEF VI”), Highland Management Partners VI Limited Partnership (“HMP VI”), Highland Management Partners VI, Inc. (“Highland Management”), Robert F. Higgins (“Higgins”), Paul A. Maeder (“Maeder”), Daniel J. Nova (“Nova”), Sean M. Dalton (“Dalton”), Robert J. Davis (“Davis”), Fergal J. Mullen (“Mullen”), and Corey M. Mulloy (“Mulloy” and together with Messrs. Higgins, Maeder, Nova, Dalton, Davis, and Mullen, the “Highland Managing Directors”). Highland Management is the general partner of the general partners of the Highland Investing Entities. As a result, Highland Management may be deemed to have beneficial ownership of the shares held by the Highland Investing Entities. HEF VI is the general partner of Highland Entrepreneurs’ Fund. HMP VI is the general partner of Highland Capital VI and Highland Capital VI-B. Highland Management is the general partner of both HEF VI and HMP VI. Messrs. Higgins, Maeder and Nova are senior managing directors of Highland Management and limited partners of each of HMP VI and HEF VI. Messrs. Dalton, Davis, Mullen and Mulloy are managing directors of Highland Management and limited partners of each of HMP VI and HEF VI. The Managing Directors of Highland Management have shared power over all investment decisions of Highland Management. As a result, the Managing Directors may be deemed to share beneficial ownership of the shares held by Highland Investing Entities by virtue of their status as controlling persons of Highland Management. The shares represented herein include 5,333,236 shares issuable to Highland Capital Partners upon the exercise of warrants and 22,221 shares issuable to Mr. Higgins upon the exercise of stock options.  Robert Higgins resigned from the Board of Directors of Helicos BioSciences Corporation on February 25, 2011.

(6)                With respect to information relating to Versant Ventures, the Company has relied, in part, on information supplied on their Schedule 13G filing with the SEC dated February 10, 2012, by Versant Ventures II, LLC (“VVII-LLC”), Versant Venture Capital II, L.P. (“VVC-II”), Versant Side Fund II, L.P. (“VSF-II”), Versant Affiliates Fund II-A, L.P. (“VAF-IIA” and together with VVII-LLC, VVC-II, VSF-II, the “Versant II Funds”), Brian G. Atwood (“Atwood”), Bradley J. Bolzon (“Bolzon”), Samuel D. Colella (“Colella”), Ross A. Jaffe (“Jaffe”), William J. Link (“Link”), Barbara N. Lubash (“Lubash”), Donald B. Milder (“Milder”), Rebecca B. Robertson (“Robertson”), Camille D. Samuels (“Samuels”) and Charles M. Warden (“Warden” and together with Atwood, Bolzon, Colella, Jaffe, Link, Lubash, Milder, Robertson and Samuels, the “Versant Managing Directors”). VVII-LLC is the General Partner of VVC-II, VSF-II and VAF-IIA. The Versant Managing Directors are Managing Directors of VVII-LLC. The shares represented herein include 5,333,236 shares issuable to Versant Ventures upon the exercise of warrants and 22,221 shares issuable to Mr. Atwood upon the exercise of stock options. Brian Atwood resigned from the Board of Directors of Helicos BioSciences Corporation on September 9, 2011.

(7)                Includes 254,558 shares issuable to Ronald A. Lowy upon exercise of stock options.

(8)                Includes 200,000 shares issuable to Jeffrey R. Moore upon exercise of stock options.

(9)                Includes an aggregate of 499,000 shares issuable upon exercise of stock options.

(10)          Does not include Highland Capital and Versant Ventures shares as they no longer have representatives on our Board as of December 31, 2011.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated:

Signature		Title	Date

By:	/s/ JEFFREY R. MOORE	Senior Vice President, Chief Financial	March 30, 2012
	Jeffrey R. Moore	Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.