Form 10-Q
period 2012-03-31
HELICOS BIOSCIENCES CORP
filed 2012-05-14
CIK 1274563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes: ☒  No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐  No: ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of May 7, 2012, was 87,196,489  shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

		Page

Part I—Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012	3

	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2011 and 2012 and the period from May 9, 2003 (date of inception) through March 31, 2012	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2012 and the period from May 9, 2003 (date of inception) through March 31, 2012	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

Part II—Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	29

SIGNATURES		30

Part I—Financial Information

Item 1.  Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except share and per share data)

	December 31,	March 31,
	2011	2012
ASSETS
Current assets
Cash and cash equivalents	$999	$130
Accounts receivable	174	93
Unbilled receivables	244	225
Inventory	910	910
Prepaid expenses and other current assets	128	155
Total current assets	2,455	1,513
Property and equipment, net	51	51
Other assets	58	56
Total assets	$2,564	$1,620

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$801	$1,534
Accrued expenses and other current liabilities	1,573	1,446
Deferred revenue	7,959	7,919
Current portion of long-term debt	3,145	2,517
Total current liabilities	13,478	13,416
Long-term debt, net of current portion	—	—
Warrants	25	49
Total liabilities	13,503	13,465
Commitments and contingencies
Stockholders’ deficit
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2011 and March 31, 2012; no shares issued and outstanding at December 31, 2011 and March 31, 2012	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2011 and March 31, 2012; 87,196,489 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	87	87
Additional paid-in capital	181,232	181,248
Deficit accumulated during the development stage	(192,258)	(193,180)
Total stockholders’ deficit	(10,939)	(11,845)
Total liabilities and stockholders’ deficit	$2,564	$1,620

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited) (in thousands, except share and per share data)

			Period from
			May 9, 2003
	Three Months Ended		(date of inception)
	March 31,		through
	2011	2012	March 31, 2012

Product revenue	$229	$121	$4,354
Service revenue	371	203	1,385
Grant revenue	582	227	7,014
Total revenue	1,182	551	12,753

Costs and expenses
Cost of product revenue	98	15	2,201
Research and development	1,153	329	113,922
Selling, general and administrative	982	1,070	76,136
Impairment of long-lived assets	—	—	1,894
Total costs and expenses	2,233	1,414	194,153
Operating loss	(1,051)	(863)	(181,400)

Interest income	—	—	4,153
Interest expense	(197)	(80)	(5,266)
Change in fair value of warrant liability	(56)	(24)	6,056
Other income	900	45	1,417
Net loss	(404)	(922)	(175,040)

Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	(18,140)

Net loss attributable to common stockholders	(404)	(922)	(193,180)

Comprehensive loss attributable to common stockholders	$(404)	$(922)	$(193,180)
Net loss attributable to common stockholders per share—basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares used in computation—basic and diluted	84,915,414	86,852,739

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Period from
	Three Months Ended		May 9, 2003
	March 31,		(date of inception)
	2011	2012	through March 31, 2012

Cash flows from operating activities:
Net loss	$(404)	$(922)	$(175,040)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	4	2	9,070
Amortization of lease incentive	—	—	(474)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	313	16	20,677
Noncash license fee	—	—	54
Noncash interest expense related to debt and warrants	130	80	1,719
Noncash (income) expense related to change in fair value of warrant liability	56	24	(6,056)
Provisions on inventory	—	—	7,871
Gain (loss) on disposal of property and equipment	—	—	(7)
Impairment of long-lived assets	—	—	1,894
Changes in operating assets and liabilities:
Accounts receivable	(248)	81	(93)
Unbilled receivable	122	19	25
Inventory	—	—	(11,226)
Prepaid expenses and other current assets	86	(48)	(567)
Deferred revenue	417	(40)	7,832
Accounts payable	(97)	733	1,534
Accrued expenses and other current liabilities	7	(127)	3,119
Other long-term liabilities	—	—	557

Net cash (used in) provided by operating activities	386	(182)	(138,964)

Cash flows from investing activities:
Purchases of property and equipment	—	—	(9,541)
Decrease (increase) in restricted cash	—	—	108
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	—	—	34,709

Net cash used in investing activities	—	—	(9,433)

Cash flows from financing activities:
Proceeds from debt issuances	—	375	22,631
Payments on debt	—	(1,062)	(22,936)
Payments of debt issuance costs	—	—	(453)
Proceeds from initial public offering	—	—	49,011
Deferred initial public offering costs	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	66,405
Proceeds from bridge loan	—	—	2,350
Proceeds from issuance of common stock and common stock warrants	—	—	32,807
Proceeds from issuance of restricted common stock	—	—	338
Proceeds from exercise of warrants	13	—	(104)
Payments to employees for cancelled restricted common stock	—	—	210
Proceeds from exercise of stock options	—	—	106

Net cash (used in) provided by financing activities	13	(687)	148,527

Net (decrease) increase in cash and cash equivalents	399	(869)	130
Cash and cash equivalents, beginning of period	2,513	999	—
Cash and cash equivalents, end of period	$2,912	$130	$130

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Helicos BioSciences Corporation (“Helicos” or the “Company”) is a life sciences company focused on innovative genetic analysis technologies, and the monetization of those technologies and the Company’s related intellectual property.  Helicos has developed a proprietary technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. The Company’s tSMS approach differs from current methods of sequencing DNA or RNA because it analyzes individual molecules of DNA directly instead of analyzing a large number of copies of the molecule which must be produced through complex sample preparation techniques. The Company’s tSMS technology eliminates the need for costly, labor-intensive and time-consuming sample preparation techniques, such as amplification or cloning, which are required by other methods to produce a sufficient quantity of genetic material for analysis.

The Company’s Helicos® Genetic Analysis Platform (the “Helicos System”) is designed to obtain sequencing information by repetitively performing a cycle of biochemical reactions on individual DNA or RNA molecules and imaging the results after each cycle. The platform consists of an instrument called the HeliScope™ Single Molecule Sequencer, an image analysis computer tower called the HeliScope™ Analysis Engine, associated reagents, which are chemicals used in the sequencing process, and disposable supplies. The information generated from using our tSMS products may lead to improved drug therapies, personalized medical treatments and more accurate diagnostics for cancer and other diseases.

As previously disclosed in the Company’s quarterly and periodic reports filed with the SEC, the Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at March 31, 2012, as defined by the Financial Accounting Standards Board (“FASB”). The Company’s fiscal year ends on December 31. The Company operates as one reportable segment. Helicos is a Delaware corporation and was incorporated on May 9, 2003. Furthermore, as of March 31, 2012 and May 7, 2012, the Company had $130,000 and $721,000, respectively, in cash and cash equivalents.

On April 6, 2012, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sequenom, Inc. (“Sequenom”) pursuant to which Sequenom purchased all rights, title and interest in Helicos’ United States Patent Application Serial Nos. 12/709,057 and 12/727,824 (Methods for Detecting Fetal Nucleic Acids and Diagnosing Fetal Abnormalities) and certain proprietary materials related thereto (the “Purchased Assets”).  In consideration for the sale and transfer of the Purchased Assets, on April 6, 2012, Sequenom paid Helicos $1.3 million. Pursuant to the Risk Premium Agreement “defined below”, Atlas Venture and Flagship Ventures (the “Purchasers” or “Bridge Note Purchasers”) are entitled to sixty percent of the proceeds from the sale of the Purchased assets, or $780,000. The Company considered the Purchased Assets to be non-strategic to its ongoing business.

On May 8, 2012, the Company entered into a confidential settlement agreement with Pacific Biosciences of California, Inc. (“Pacific Biosciences”), pursuant to which the litigation between the Company and Pacific Biosciences will be dismissed. The settlement gives Pacific Biosciences freedom-to-operate from our patents within a limited field of use covering Pacific Biosciences’ current products.  The limited license granted by us in connection with this settlement is non-exclusive and non-sublicensable.  In addition to paying an undisclosed financial settlement, Pacific Biosciences agreed to refrain from challenging the validity, enforceability, or patentability of any of our patents, which includes halting its efforts in the inter partes reexamination of the patents in suit with the United States Patent Trademark Office. Substantially all of the proceeds from the settlement are payable to licensors, Bridge Note Purchasers and litigation counsel. The Company will be recording a liability for amounts that are not paid out at the time of the settlement.

As a result of several headcount reductions and restructurings during 2010 and 2011, which eliminated approximately 66 positions, the Company entered the first quarter of 2012 with 10 employees. In addition, during the third quarter of 2011, the Company entered into a new lease reducing the size and associated expense of its leased facility in Cambridge, Massachusetts which houses the Company’s headquarters and scientific laboratory.

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

Notwithstanding these workforce reductions and despite the Company’s previous reductions, restructurings, expense saving measures, and the bridge loan facility (the “Bridge Debt Financing”) contemplated by the Subordinated Secured Note Purchase Agreement (the “Note Purchase Agreement”) the Company entered into in 2010 with investment funds affiliated with the Purchasers, the Company does not generate sufficient funds to operate its business. The Company continues to require significant additional capital on a month-to-month basis in order to continue its operations beyond the existing $2,000,000 committed portion of the Bridge Debt Financing. As of the date of this filing, all $2,000,000 has been drawn against this committed facility as well as $375,000 of the uncommitted facility on a short-term

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

basis. Potential sources of additional funding may include funding from the remaining $1,625,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. The remaining uncommitted portion of funding under the Bridge Debt Financing facility of $1,625,000, if made available by the Purchasers in their sole discretion, is not sufficient to fund operations and related litigation expenses through the current planned September 2012 trial date and the ultimate resolution of the pending litigation with Illumina, Inc. and Life Technologies Corporation (the “Patent Litigation”). As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes (as extended) issued under the uncommitted portion of the Bridge Debt Financing facility is July 31, 2012. No further commitments beyond the current outstanding notes with a maturity date of July 31, 2012 have been made under the uncommitted portion of the Bridge Debt Financing facility. The Company is also currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos’ continued operations. The Company and the Purchasers have not yet agreed on such financing and there can be no guarantee that the Company will obtain such financing or any other sources of funding (including other asset sales) or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos’ needs. As a result, the Company is no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due.

As an inducement for the Purchasers to enter into the Bridge Debt Financing, the Company entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the “Risk Premium Agreement”). Under the terms of the Risk Premium Agreement, the Company agreed to pay the Purchasers the following portions of the consideration it receives (the “Payment Consideration”) in Liquidity Transactions, as defined in Note 7 of the Notes to Consolidated Financial Statements : (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, “Risk Premium Payments”). See Note 7 of the Notes to Consolidated Financial Statements for additional terms of the Risk Premium Agreement.

During 2011, the Company deployed its limited resources by focusing on intellectual property monetization and concentrating its research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which were designed to enable the Company to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives and to meet its obligations under a National Institute of Health grant. With a limited number of employees and resources, however, the Company’s ability to pursue research and development efforts in targeted areas that were designed to achieve tangible proof-of-concept goals connected with potential partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives proved unsuccessful and are unlikely to resume. Going forward, the Company will only be able to focus its limited resources on intellectual property monetization and selected research and development activities that are primarily related to grant-funded initiatives and that support its limited sequencing services. In order to defend the Company’s intellectual property rights through licensing and enforcement strategies, the Company has taken several actions. First, on August 27, 2010, the Company filed a lawsuit against Pacific Biosciences for patent infringement. The lawsuit, filed in the United States District Court for the District of Delaware (the “Court”), accuses Pacific Biosciences of infringing four patents and seeks injunctive relief and monetary damages. Second, on October 14, 2010, the Company announced the launch of a technology licensing program for its Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property. Third, on October 22, 2010, the Company filed an amended complaint against Pacific Biosciences naming Illumina, Inc. and Life Technologies Corporation as additional defendants. The amended lawsuit alleges that the defendants willfully infringe the Company’s patents in suit by using their respective technologies, sequencing systems and products which the Company alleges are within the scope of one or more claims of its patents in suit. The Company is seeking a permanent injunction enjoining the defendants from further infringement as well as monetary and punitive damages, costs and attorneys’ fees,

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

interests and other relief as determined by the Court. On May 8, 2012, the Company entered into a confidential settlement agreement with Pacific Biosciences, pursuant to which the litigation between the Company and Pacific Biosciences will be dismissed. The Company believes that the proceeds generated by the Patent Litigation, if it is successful, could be substantial. There is no assurance that the Company will be successful in the Patent Litigation, and even in the event of a favorable outcome in the Patent Litigation there can be no assurance that there will be any proceeds remaining for common shareholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement, as defined below, with the bridge lenders), licensors and others.

As of the date of this filing, the Company does not have adequate financial resources and will continue to need to generate additional funding from various sources including contract sequencing service projects, government grants and yet to be identified third party financing arrangements in order to continue its intellectual property monetization strategy. There can be no assurance that the Company will be able to generate the funding necessary to continue its intellectual property monetization strategy. If the Company is unable to execute its operations according to its plans and obtain additional financing, the Company will be forced to cease operations and/or seek bankruptcy protection. If the Company is required to seek protection from its creditors through a bankruptcy filing, it is likely that there would be little or no assets available for payment or distribution to its stockholders, and that its stockholders will lose their entire investment in the Company. In addition to seeking funding the Company is actively exploring a variety of strategic transactions, including the sale, license or other disposition of a portion of its assets in order to raise funding, or the potential sale of all or substantially all its assets or a sale of the Company. The Company believes it is very unlikely that stockholders would receive any significant value from any such transaction.

In connection with the Bridge Debt Financing and as security for its obligations under the Company’s contingency fee arrangement with outside intellectual property litigation counsel relating to the Patent Litigation the Company entered into a subordinated security agreement with outside intellectual property litigation counsel. Pursuant to this agreement, the Company agreed to grant outside intellectual property litigation counsel a priority security interest in the patent infringement lawsuit. Under the terms of the contingency fee arrangement, the Company is obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to the Company in connection with the settlement, judgment or other resolution of the Cause of Action (as defined in the contingency fee arrangement) or certain business transactions resulting from or relating to the Patent Litigation. To date, the Company, and those providing professional services in connection with the Patent Litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward. There is no assurance that the Company will be successful in the Patent Litigation, and even in the event of a favorable outcome in the Patent Litigation there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement with the Purchasers), licensors and others.

In approving the transactions relating to the Bridge Debt Financing and the Fourth Amendment, the Company’s Board of Directors (the “Board”) approved a management incentive plan (the “Management Incentive Plan”) pursuant to which participants in the Management Incentive Plan, including Dr. Ivan Trifunovich and Mr. Jeffrey Moore, will be entitled to receive in the aggregate, an amount equal to 7.5% of certain payment consideration resulting from intellectual property licensing events. The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Board.

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

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

filed with the Securities and Exchange Commission on January 21, 2011 which removed the Company’s securities from listing and registration on The NASDAQ Stock Market. The Company’s securities are currently traded under the symbol “HLCS” on the OTCQB which is a market tier for OTC-traded companies that are registered and reporting with the SEC.

On March 21, 2012, the Company received an attorney demand letter from one of its major customers alleging that Helicos is in breach of the customer’s system and reagent kit supply agreements in connection with the sale of multiple Helicos Systems and reagent kits that were sold and installed prior to December 31, 2009. The demand letter alleges breach of warranty and that the systems did not conform to Helicos’ specifications and were defective in material and workmanship. In addition, the demand letter alleges that Helicos did not provide the requisite level of customer support in connection with the system service and maintenance requirements set forth in the system supply agreement. The demand letter states that, if the parties are unable to reach an amicable settlement, the customer will terminate the supply agreements and request that Helicos refund approximately $5.0 million. The Company has deferred all revenue related to this arrangement, is in the process of evaluating the claims, and has not yet responded to the demand letter.

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

Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects its losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on its working capital, total assets and stockholders’ deficit. The Company on a month-to-month basis during 2012, will require significant additional capital to continue its operations. The Company’s present capital resources are not sufficient to fund its planned operations for a twelve month period as of the date of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, accordingly the Company’s current financial resources raise substantial doubt about its ability to continue as a going concern.

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

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are identified in its Form 10-K for the fiscal year ended December 31, 2011.

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

Revenue from service contracts is recognized ratably over the service period.

Recent Accounting Pronouncements

In May 2011, the FASB issued “ Fair Value Measurement (Topic 820): Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosure for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard update (“ASU”) is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. This adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, a company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Other than a change in presentation, the adoption of this update did not have a material impact on the Company’s consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method.  The Company’s inventory at each of December 31, 2011 and March 31, 2012 was $0.9 million and consisted of finished goods. As of December 31, 2011 and March 31, 2012, all inventory is related to the capitalized costs of sold HeliScopes for which the recognition of revenue has been deferred until recognition criteria have been met.

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

	March 31,
	2011	2012
Stock options	1,283,926	597,693
Unvested restricted stock	2,417,631	343,750
Warrants	22,653,964	22,653,964
	26,355,521	23,595,407

5. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows (in thousands):

	Three months ended March 31,
	2011	2012
Selling, general and administrative	$107	$6
Research and development	206	10
Total	$313	$16

During the three-month periods ended March 31, 2011 and 2012, the Company did not grant any stock options or shares of restricted stock. No stock-based compensation has been capitalized.

6. Fair Value Measurement

The Company considers all highly liquid investments with original maturities of generally three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value. The Company classifies marketable securities as available-for-sale. These securities are carried at fair market value with unrealized gains and, to the extent deemed temporary, unrealized losses, reported as a component of other comprehensive gain or loss in stockholders’ equity. Realized gains or losses on securities sold are based on the specific identification method.

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company evaluates whether a decline in fair value below cost basis is other-than- temporary using available evidence regarding its investments. In the event that the cost basis of a security significantly exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Fair Value Measurement (Continued)

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2012 are measured in accordance with FASB standards. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

($ in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Warrant liability	$—	$—	$25	$25

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012:

($ in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Warrant liability	$—	$—	$49	$49

The Company’s cash equivalents were valued at December 31, 2011 and March 31, 2012 using stated net asset values and are therefore classified as Level 2. The Company’s warrant liability was valued at March 31, 2012 using a Black-Scholes model and is therefore classified as Level 3. The following table lists the unobservable inputs utilized in the Black-Scholes model:

	December 31,	March 31,
	2011	2012
Risk-free interest rate	0.36%	0.51%
Expected life in years	3.2	2.9
Expected volatility	100%	100%
Expected dividends	0.0%	0.0%

The following table rolls forward the fair value of our warrant liability, whose fair value is determined by Level 3 inputs for the 2012 period presented:

Balance at December 31, 2011	$25
Exercise warrants	—
Change in fair value	24
Balance at March 31, 2012	$49

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Fair Value Measurement (Continued)

The Company’s warrant liability relates to warrants issued in connection with two offerings of common stock in 2009. An aggregate of 6,482,509 warrants were issued pursuant to these two offerings, of which 681,884 were outstanding as of December 31, 2011 and March 31, 2012, respectively. The fair value of the warrants is estimated using a Black-Scholes model. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations.

The carrying amount of the Company’s debt approximates its fair value at December 31, 2011 and March 31, 2012 and would be classified as a Level 2 measurement due to the use of valuation inputs based on similar liabilities in the market.

7. Debt

Loan and Security Agreement

In January 2012, the Company made a final $1.1 million payment on the senior debt facility pursuant to the Loan and Security Agreement among the Company, certain lenders and General Electric Capital Corporation, as agent, dated as of December 31, 2007, as amended (the “Loan Agreement”). As a result, the Company obligations under the Loan Agreement have been satisfied and the senior debt lenders no longer have a security interest in the Company assets, including the Company’s intellectual property assets.

Bridge Financing and Senior Debt Restructuring

The Company entered the fourth quarter of 2010 without any prospects of securing long-term financing from outside investors. An independent committee (“Independent Committee”) of the Board evaluated the alternatives available to the Company and determined that a bridge financing led by certain inside investors was in the best interests of its stakeholders in view of its current financial and operating condition, and would best position the Company to continue operations for the remainder of 2010 and into 2011. The Independent Committee met multiple times to consider the alternatives and concluded that the bridge financing was the best alternative for generating value for stakeholders. As a result, the Company entered into the Note Purchase Agreement with the Purchasers, pursuant to which the Company entered the Bridge Debt Financing and agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the “Notes”), a portion of which is committed and a portion of which is optional. As of December 31, 2011 and March 31, 2012 the Company has borrowed $2.0 million against the committed portion of the Bridge Debt Financing facility. In addition, as of the date of this filing the Company has borrowed an additional $375,000 under the uncommitted portion of the Bridge Debt Financing facility on a short term basis with a maturity date (as extended) of July 31, 2012.

The Notes will accrue interest at a rate of 10% per annum plus a risk premium as described below. The outstanding principal and any unpaid accrued interest on all of the Notes shall be due and payable in full (i) upon demand by the Purchasers, which demand for the committed portion shall be no earlier than December 31, 2012 , (ii) upon the Company receiving at least $10,000,000 in proceeds from a subsequent equity financing, (iii) upon a change of control of the Company or (iv) upon an event of default. A Purchaser may elect to convert principal and interest outstanding under any of the Notes upon the closing of any future round of equity or debt financing of the Company into shares, and at the per share price, of the securities issued at such financing. Simultaneous with execution of the Note Purchase Agreement, the Company and the requisite parties entered into an Amendment to the Amended and Restated Investor Rights Agreement, dated as of March 1, 2006, by and among the Company and the parties specified therein, including the Purchasers, pursuant to which the Purchasers will be entitled to demand and piggyback registration rights consistent with the terms of the Purchasers’ existing registration rights for any securities issued upon conversion of the Notes.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Debt (Continued)

The Company’s obligations under the Notes are secured by a security interest on all of the Company’s assets, including its intellectual property, that, with regard to all of the Company’s assets other than the Cause of Action, is first priority security interest and with regard to the Cause of Action, is junior to the first priority security interest of its outside legal counsel that is representing the Company in the Cause of Action (the “Outside IP Litigation Counsel”).

As an inducement for the Purchasers to purchase the Notes, the Company entered into the Risk Premium Agreement simultaneous with the execution of, and as required by, the Note Purchase Agreement. Under the terms of the Risk Premium Agreement, the Company agreed to pay the Purchasers the Risk Premium Payments.  For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts the Company uses to first satisfy specified existing obligations, under professional contingency arrangements (including the contingency fee arrangement between the Company and Outside IP Litigation Counsel relating to the Cause of Action) and obligations that may arise under existing technology license agreements (the “Existing IP Licensing Agreements”) between the Company and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology (as previously disclosed by the Company, under the Existing IP Licensing Agreements, the Company is obligated to pay license fees in connection with the licensing, sublicensing, legal settlements or sales of specified intellectual property or services provided to third parties ranging from a single digit percentage up to one-half of the income from those activities). For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by the Company of any payments from third parties relating to its intellectual property portfolio of the Company, including payments received as a license or other settlement in patent infringement litigation brought by the Company; (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by the Company of all or substantially all of its assets or intellectual property.

In connection with the Bridge Debt Financing and the Fourth Amendment and as security for the Company’s obligations under its contingency fee arrangement with Outside IP Litigation Counsel relating to the Cause of Action, the Company and Outside IP Litigation Counsel entered into a Subordinated Security Agreement pursuant to which the Company agreed to grant Outside IP Litigation Counsel a second priority security interest in the Cause of Action. Under the terms of the contingency fee arrangement, the Company is obligated to pay Outside IP Litigation Counsel up to 40% of the proceeds paid to the Company in connection with the settlement, judgment or other resolution of the Cause of Action or certain business transactions resulting from or relating to the Cause of Action. With the January 2012 repayment of the Loan Agreement, this became a first priority interest in the Cause of Action.

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

As of March 31, 2012, payments relating to the Notes are due as follows (in thousands):

Total
2012	$2,569
Thereafter	—

Total future minimum payments	2,569
Less: amount representing interest	(194)
Add: interest accrued	142

Carrying value of debt	2,517
Less: current portion	(2,517)

Long-term obligations	$—

The above table does not reflect any Risk Premium Payments potentially due pursuant to the Risk Premium Agreement.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Debt (Continued)

8. Other Income

Other income of $900,000 in the three months ended March 31, 2011 included $251,000  received from the federal government related to the Therapeutic Discovery Tax Credit pursuant to grants received under the Patient Protection and Affordable Care Act of 2010 and $649,000 received pursuant to a business interruption insurance claim the Company made in 2010. The Company will not receive any additional funds related to the Therapeutic Discovery Tax Credit or the business interruption insurance claim. Other income in the three months ended March 31, 2012 includes $45,000 in proceeds from the sale of prototype equipment previously expensed as research and development expense.

9. Subsequent Events

On April 6, 2012, the Company entered into a Purchase Agreement with Sequenom, pursuant to which Sequenom purchased the Purchased Assets.  In consideration for the sale and transfer of the Purchased Assets, on April 6, 2012, Sequenom paid Helicos $1.3 million.  Pursuant to the Risk Premium Agreement, the Bridge Note Purchasers are entitled to sixty percent of the proceeds from the sale of the Purchased Assets, or $780,000. The Company considered the Purchased Assets to be non-strategic to its ongoing business.

On May 8, 2012, the Company entered into a confidential settlement agreement with Pacific Biosciences, pursuant to which the litigation between the Company and Pacific Biosciences will be dismissed. Substantially all of the proceeds from the settlement are payable to licensors, Bridge Note Purchasers and litigation counsel. The Company will be recording a liability for amounts that are not paid out at the time of the settlement.

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

Business Overview

Helicos BioSciences Corporation (“Helicos” or the “Company” or “we”) is a life sciences company focused on innovative genetic analysis technologies, and the monetization of those technologies and our related intellectual property. Helicos has developed a proprietary technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. Our tSMS approach differs from current methods of sequencing DNA or RNA because it analyzes individual molecules of DNA directly instead of analyzing a large number of copies of the molecule which must be produced through complex sample preparation techniques. Our tSMS technology eliminates the need for costly, labor-intensive and time-consuming sample preparation techniques, such as amplification or cloning, which are required by other methods to produce a sufficient quantity of genetic material for analysis.

Our Helicos® Genetic Analysis Platform (the “Helicos System”) is designed to obtain sequencing information by repetitively performing a cycle of biochemical reactions on individual DNA or RNA molecules and imaging the results after each cycle. The platform consists of an instrument called the HeliScope™ Single Molecule Sequencer, an image analysis computer tower called the HeliScope™ Analysis Engine, associated reagents, which are chemicals used in the sequencing process, and disposable supplies. The information generated from using our tSMS products may lead to improved drug therapies, personalized medical treatments and more accurate diagnostics for cancer and other diseases.

We have had limited operations to date and our activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, we are considered to be in the development stage at March 31, 2012, as defined by the Financial Accounting Standards Board (“FASB”). Our fiscal year ends on December 31. We operate as one reportable segment. Helicos is a Delaware corporation and was incorporated on May 9, 2003. Furthermore, as of March 31, 2012 and May 7, 2012, we had $130,000 and $721,000, respectively, in cash and cash equivalents.

On April 6, 2012, we entered into an Asset Purchase Agreement with Sequenom, Inc. pursuant to which Sequenom purchased all rights, title and interest in Helicos’ United States Patent Application Serial Nos. 12/709,057 and 12/727,824 (Methods for Detecting Fetal Nucleic Acids and Diagnosing Fetal Abnormalities) and certain proprietary materials related thereto (the “Purchased Assets”).  In consideration for the sale and transfer of the Purchased Assets, on April 6, 2012, Sequenom paid Helicos $1.3 million. Pursuant to the Risk Premium Agreement, the Bridge Note Purchasers are entitled to sixty percent of the proceeds from the sale of purchased assets, or $780,000. We considered the Purchased Assets to be non-strategic to its ongoing business.

On May 8, 2012, we entered into a confidential settlement agreement with Pacific Biosciences, pursuant to which the litigation between us and Pacific Biosciences will be dismissed. Substantially all of the proceeds from the settlement are payable to licensors, Bridge Note Purchasers and litigation counsel. We will be recording a liability for amounts that are not paid out at the time of the settlement.

As a result of several headcount reductions and restructurings during 2010, and 2011 which eliminated approximately 60 positions, we entered the first quarter of 2012 with only 10 employees. In addition, during the third quarter of 2011, we entered into a new lease reducing the size and associated expense of our leased facility in Cambridge, Massachusetts which houses our headquarters and scientific laboratory. In January 2012, we made a final $1.1 million payment on the senior debt facility (the “GE Notes”) pursuant to the Loan and Security Agreement among us, certain lenders (the “Lenders”) and General Electric Capital Corporation (“GE”), as agent, dated as of December 31, 2007, as amended (the “Loan Agreement”). As a result, our obligations under the Loan Agreement have been satisfied and the Lenders no longer have a security interest in our assets, including our intellectual property assets.

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

Notwithstanding these workforce reductions and despite our previous reductions, restructurings, expense saving measures, and the Bridge Debt Financing (see Note 7 of Notes to Consolidated Financial Statements), we do not generate sufficient funds to operate our business. We continue to require significant additional capital on a month-to-month basis in order to continue our operations beyond the existing $2,000,000 committed portion of the Bridge Debt Financing. As of the date of this filing, all $2,000,000 has been drawn against this committed facility as well as $375,000 of the uncommitted facility on a short-term basis. Potential sources of additional funding may include funding from the remaining $1,625,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. The remaining uncommitted portion of funding under the Bridge Debt Financing facility of $1,625,000, if made available by the Purchasers (as defined below) in their sole discretion, is not sufficient to fund our operations and related litigation expenses through the current planned September 2012 trail date and the ultimate resolution of the pending litigation with Illumina, Inc. and Life Technologies Corporation (the “Patent Litigation”).  The maturity date of the notes (as extended) issued under the uncommitted portion of the Bridge Debt Financing facility is July 31, 2012. No further commitments beyond the current outstanding notes have been made under the uncommitted portion of the Bridge Debt Financing facility.  On April 6, 2012, the Company sold certain of its assets consisting of certain patent rights to Sequenom, Inc. (“Sequenom”). We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos’ continued operations. The Company and the Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding (including other asset sales) or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos’ needs. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due.

During 2011, we deployed our limited resources by focusing on intellectual property monetization and concentrating our research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which were designed to enable us to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives. With a limited number of employees and resources, however, our ability to pursue research and development efforts in targeted areas that were designed to achieve tangible proof-of-concept goals connected with potential partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives proved unsuccessful and are unlikely to resume. Going forward, we are only able to focus our limited resources on intellectual property monetization and selected research and development activities that are primarily related to grant-funded initiatives and that support our limited sequencing services. In order to defend our intellectual property rights through licensing and enforcement strategies, we have taken several actions. First, on August 27, 2010, we filed a lawsuit against Pacific Biosciences for patent infringement. The lawsuit, filed in the United States District Court for the District of Delaware (the “Court”), accuses Pacific Biosciences of infringing four patents and seeks injunctive relief and monetary damages. Second, on October 14, 2010, we announced the launch of a technology licensing program for our Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property. Third, on October 22, 2010, we filed an amended complaint against Pacific Biosciences naming Illumina, Inc. and Life Technologies Corporation as additional defendants. The amended lawsuit alleges that the defendants willfully infringe our patents in suit by using their respective technologies, sequencing systems and products which we allege are within the scope of one or more claims of our patents in suit. On May 8, 2012, we entered into a confidential settlement agreement with Pacific Biosciences, pursuant to which the litigation between us and Pacific Biosciences will be dismissed. We are seeking a permanent injunction enjoining the defendants from further infringement as well as monetary and punitive damages, costs and attorneys’ fees, interests and other relief as determined by the Court. See Part II, Item 1, Legal Proceedings, for more information regarding the Patent Litigation. We believe that the proceeds generated by the Patent Litigation, if we are successful, could be substantial. There is no assurance that we will be successful in the Patent Litigation, and even in the event of a favorable outcome in the Patent Litigation there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement with the bridge lenders), licensors and others.

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

In connection with the Bridge Debt Financing and as security for our obligations under our contingency fee arrangement with outside intellectual property litigation counsel relating to the Patent Litigation, we entered into a subordinated security agreement with outside intellectual property litigation counsel. Pursuant to this agreement, we agreed to grant outside intellectual property litigation counsel a priority security interest in the patent infringement lawsuit. Under the terms of the contingency fee arrangement, we are obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to us in connection with the settlement, judgment or other resolution of the Cause of Action (as defined in the contingency fee arrangement) or certain business transactions resulting from or relating to the Patent Litigation. To date, we, and those providing professional services in connection with the Patent Litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward. There is no assurance that we will be successful in the Patent Litigation, and even in the event of a favorable outcome in the Patent Litigation there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement), licensors and others.

As an inducement for Atlas Venture and Flagship Ventures (the “Purchasers”) to enter into the Bridge Debt Financing, we entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the “Risk Premium Agreement”). Under the terms of the Risk Premium Agreement, we have agreed to pay the Purchasers the following portions of the consideration we receive (the “Payment Consideration”) in Liquidity Transactions, as defined in Note 7 of the Notes to Consolidated Financial Statements: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, “Risk Premium Payments”). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts we use to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements (including the contingency fee arrangement between us and Outside IP Litigation Counsel relating to the Cause of Action) and obligations that may arise under existing technology license agreements (the “Existing IP Licensing Agreements”) between us and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology (as previously disclosed by us, under the Existing IP Licensing Agreements, we are obligated to pay license fees in connection with the licensing, sublicensing, legal settlements or sales of specified intellectual property or services provided to third parties ranging from a single digit percentage up to one-half of the income from those activities). For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by us of any payments from third parties relating to our intellectual property portfolio of the Company, including payments received as a license or other settlement in patent infringement litigation brought by us (“IP Licensing Events”); (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by us of all or substantially all of our assets or intellectual property.

In approving the transactions relating to the Bridge Debt Financing, our Board of Directors (the “Board”) approved a management incentive plan (the “Management Incentive Plan”) pursuant to which participants in the Management Incentive Plan, including Dr. Ivan Trifunovich and Mr. Jeffrey Moore, will be entitled to receive, in the aggregate, an amount equal to 7.5% of certain payment consideration resulting from intellectual property licensing events. The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Board.

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

On March 21, 2012, we received an attorney demand letter from a major customer alleging that Helicos is in breach of the customer’s system and reagent kit supply agreements in connection with the sale of multiple Helicos Systems and reagent kits that were sold and installed prior to December 31, 2009. See Part II, Item 1, Legal Proceedings, for further information regarding the attorney demand letter.

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

Since our inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity or deficit. As of March 31, 2012 and May 7, 2012, we had $130,000 and $721,000, respectively, in cash and cash equivalents. We will, on a month-to-month basis during 2012, require significant additional capital to continue our operations. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Quarterly Report on Form 10-Q for the three months ended March 31, 2012, our current financial resources raise substantial doubt about our ability to continue as a going concern.

We were incorporated in Delaware in May 2003 under the name RareEvent Medical Corporation, renamed Newco LS6, Inc. in September 2003 and ultimately renamed Helicos BioSciences Corporation in November 2003. Our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at March 31, 2012, as defined by the Financial Accounting Standards Board (“FASB”). Our fiscal year ends on December 31, and we operate as one reportable segment. Our corporate offices are located at One Kendall Square, Building 200, Cambridge, Massachusetts 02139.

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates because of different assumptions or conditions. The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by GAAP in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany accounts and transactions have been eliminated.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2012

Revenues.  Revenues during the three months ended March 31, 2011 and 2012 were as follows:

	Three Months Ended
	March 31,
	2011	2012	Change	%

Product revenue	$229	$121	$(108)	-47%
Service revenue	371	203	(168)	-45%
Grant revenue	582	227	(355)	-61%
Total revenue	$1,182	$551	$(631)	-53%

Product revenue.  We recognized $121,000 of product revenue in the three months ended March 31, 2012 compared to $229,000 for the three months ended March 31, 2011. The $108,000 decrease from the three month period ended March 31, 2012 to the three month period ended March 31, 2011 is primarily due to a lower number of Helicos Systems operating in the field during this period in 2012 than 2011. As of December 31, 2010, we are no longer actively engaged in the sale of Helicos Systems. Product revenue primarily consists of sales of proprietary reagents to customers. As of December 31, 2011 and March 31, 2012, we had $8.0 million and $7.9 million in deferred revenue which primarily relates to six Helicos Systems for which all revenue recognition criteria have not been met. All cash receipts related to the amounts recorded in deferred revenue have been received, and future recognition of deferred revenue will not result in any further cash receipts. The $0.9 million costs for these deferred products is recorded in inventory. On March 21, 2012, we received an attorney demand letter from one of our major customers relating to certain product shipments reflected in deferred revenue. See Part II, Item 1, Legal Proceedings, for further information regarding the attorney demand letter.

Service revenue.  We recognized $203,000 of service revenue in the three months ending March 31, 2012 compared to $371,000 for the three months ended March 31, 2011. The decrease in service revenue is due to a partial facility shutdown in the first quarter of 2012 during which time we moved into smaller lab space. Service revenue is related primarily to DNA and RNA sequencing services.

Grant revenue.  We recognized $227,000 of grant revenue in the three months ending March 31, 2012 compared to $582,000 for the three months ended March 31, 2011. The decrease in grant revenue is due to the lower number and dollar value of grants we have in 2012 compared to the same period in 2011 as well as a reduction in the resources employed by Helicos that provide research services in support of the grant objectives. Grant revenue is related to the reimbursement of expenses in connection with our government research grants.

Cost of product revenue.  Cost of product revenue during the three months ended March 31, 2011 and 2012 were as follows:

	Three months ended
	March 31,
($ in thousands)	2011	2012	Change	%
Cost of product revenue	$98	$15	$(83)	-85%

Cost of product revenue in the three months ended March 31, 2011 and 2012 consists of costs associated with the sale of proprietary reagents.

Research and development expenses.  Research and development expenses during the three months ended March 31, 2011 and 2012 were as follows:

	Three months ended
	March 31,
($ in thousands)	2011	2012	Change	%
Research and development	$1,153	$329	$(824)	-71%

Research and development expenses decreased $824,000 from the three months ended March 31, 2011 to the three months ended March 31, 2012.  This decrease is primarily due to the reduction in the research and development personnel and research and development support costs in 2012 from 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses during the three months ended March 31, 2011 and 2012 were as follows:

	Three months ended
	March 31,
($ in thousands)	2011	2012	Change	%
Selling, general and administrative	$982	$1,070	$88	9%

Selling, general and administrative expenses increased $88,000 from the three months ended March 31, 2011 to the three months ended March 31, 2012.  The increase in selling, general and administrative expenses is primarily due to increased third party litigation expenses associated with defending our intellectual property rights for patent infringement in 2012.

Interest expense.  Interest expense for the three months ended March 31, 2011 and 2012 was as follows:

	Three months ended
	March 31,
($ in thousands)	2011	2012	Change	%
Interest expense	$197	$80	$(117)	-59%

Interest expense in the three months ended March 31, 2011 and March 31, 2012 included interest on the senior debt facility and Bridge Debt Financing. The primary decrease in interest expense for the three month periods ending March 31, 2012 is related a reduction of the outstanding senior debt balance from $2.9 million at March 31, 2011 to $0 at March 31, 2012.

Change in fair value of warrant liability.  Change in fair value of warrant liability for the three months ended March 31, 2011 and 2012 was as follows:

	Three months ended
	March 31,
($ in thousands)	2011	2012	Change	%
Change in fair value of warrant liability	$56	$24	$(32)	-57%

In connection with the September and December 2009 equity offerings, we issued warrants to purchase an aggregate of 6,482,509 shares of common stock. The fair value of the warrants is recorded in the liability section of the balance sheet and at March 31, 2012 was estimated at $49,000. The fair value of the warrant liability is determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the income statement. For the three month period ended March 31, 2012, we realized a loss of $24,000 due to the change in the fair value of the warrant liability. This loss was principally a result of an increase of our stock price between December 31, 2011 and March 31, 2012. In the three-months ended March 31, 2011, the price of our stock increased slightly resulting in a loss of $56,000. Additionally, in the three months ended March 31, 2011, warrants for 1,263,215 shares of common stock were exercised. The warrant liability was $84,000 at March 31, 2011. Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of the remaining warrants outstanding.

Other income.  Other income for the three months ended March 31, 2011 and 2012 was as follows:

	Three months ended
	March 31,
($ in thousands)	2011	2012	Change	%
Other income	$900	$45	$(855)	-95%

Other income of $900,000 in the three months ended March 31, 2011 included $251,000 received from the federal government related to the Therapeutic Discovery Tax Credit pursuant to grants received under the Patient Protection and Affordable Care Act of 2010 and $649,000 received pursuant to a business interruption insurance claim the Company made in 2010. We will not receive any additional funds related to the Therapeutic Discovery Tax Credit or the business interruption insurance claim. Other income in the three months ended March 31, 2012 includes $45,000 in proceeds from the sale of prototype equipment previously expensed as research and development expense.

Liquidity and Capital Resources

We have incurred losses since our inception in May 2003 and, as of March 31, 2012, we have an accumulated deficit of $193.2 million. We have financed our operations to date principally through the sale of common stock and preferred stock, including our IPO, two private placements of common stock and warrants, an underwritten offering of common stock and warrants, debt financings and interest earned on investments and revenue. Through March 31, 2012, we have received net proceeds of $80.3 million through the issuance of common stock, including our IPO, private placements and an underwritten offering of common stock and warrants, $66.4 million from the issuance of preferred stock, $2.4 million in bridge debt financing, $20.3 million in debt financing from lenders for working capital, capital expenditures and general corporate purposes and $12.8 million of revenue. Working capital deficit as of December 31, 2011 was $(11.0) million, consisting of $2.5 million in current assets and $13.5 million in current liabilities. Working capital deficit as of March 31, 2012 was $(11.9) million, consisting of $1.5 million in current assets and $13.4 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

The following table summarizes our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2011 and 2012:

	Three months ended
	March 31,
($ in thousands)	2011	2012
Net cash (used in) provided by:
Operating activities	$386	$(182)
Investing activities	—	—
Financing activities	13	(687)
Net (decrease) increase in cash and cash equivalents	$399	(869)

Cash and cash equivalents decreased $869,000 for the three months ended March 31, 2012 compared to an increase of $399,000 in the three months ended March 31, 2011. This $1.3 million change is primarily due to the $518,000 increase in net loss from the three months ended March 31, 2011 to the three months ended March 31, 2012, and reduction of $1.1 million in debt associated with the payoff of the GE Notes in January 2012.

Net cash provided by operating activities was $386,000 for the three months ended March 31, 2011 compared to net cash used by operating activities of $182,000 for the three months ended March 31, 2012.  The $568,000 decrease was primarily due to an increase in the net loss of $518,000.

Net cash used in financing activities decreased $700,000 from the three months ended March 31, 2011 to the three months ended March 31, 2012 due to the retirement of the debt associated with the GE Notes in January 2012, offset by the proceeds of $375,000 from the uncommitted portion of the Bridge Debt Financing.

Operating Capital and Capital Expenditure Requirements

Since our inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and equity or deficit. As of March 31, 2012 and May 7, 2012, we had $130,000 and $721,000, respectively, in cash and cash equivalents. We will, during 2012, require significant additional capital to continue our operations, As of the date of this filing, all amounts available under the $2,000,000 committed facility have been drawn and no additional funding under the committed facility is available to support ongoing operations. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified. Although we are engaged in active discussions with the Bridge Debt Financing lenders with regard to securing funding from the remaining $1,625,000 uncommitted portion of the Bridge Debt facility and are also exploring other funding options with the Purchasers, there can be no assurance that any such funding or other sources of funding will be available to us on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes (as extended) issued under the uncommitted portion of the Bridge Debt Financing facility is July 31, 2012. We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos’ continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos’ needs. If the Company is unable to execute its operations according to its plans and obtain additional financing, the Company will be forced to cease operations and/or seek bankruptcy protection. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this report, our current financial resources raise substantial doubt about our ability to continue as a going concern.

Our future capital requirements will depend on many factors and we will require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations and/or seek bankruptcy protection. If we are required to seek protection from our creditors through a bankruptcy filing, it is likely that there would be little or no assets available for payment or distribution to our stockholders, and that our stockholders will lose their entire investment in us. In addition, if we are unable to obtain sufficient funding we may seek to sell, license or otherwise dispose of a portion of our assets in order to raise funding, or pursue the sale of all or substantially all our assets or a sale of the Company. We believe it is very unlikely that stockholders would receive any significant value from any such transaction. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should we be unable to continue as a going concern.

Failure to satisfy our capital requirements or any delay in doing so would have a material negative impact on our ability to continue as a going concern.

Through May 7, 2012, we received cumulative sales orders for ten Helicos Systems, the last unit we sold was in May 2010. From our inception to date, we recognized revenue on three of the ten sales orders. We have shipped six units that have not met our revenue recognition criteria and one sales order unit was returned. A system that was installed at The Broad Institute, Inc. on a no-cost basis was returned to us in March 2011. In addition, we had one Helicos System at a leading academic institution for scientific and commercial evaluation which was returned to us in March 2011.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, and the costs associated with our new business priorities are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011. We have based these estimates on assumptions that may prove to be wrong, and we could consume our available capital resources sooner than we currently expect.

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

•                     the continued funding to the Bridge Debt Financing facility under the Note Purchase Agreement (as defined below);

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

Notwithstanding recent workforce reductions and despite our previous reductions, restructurings, expense saving measures, and the Bridge Debt Financing, we do not have sufficient funds to operate our business. We continue to require significant additional capital on a month-to-month basis in order to continue our operations beyond the existing $2,000,000 committed portion of the Bridge Debt Financing. As of the date of this filing, all $2,000,000 has been drawn against this committed facility. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes (as extended) issued under the uncommitted portion of the Bridge Debt Financing facility is July 31, 2012. No further commitments beyond the current outstanding notes have been made under the uncommitted portion of the Bridge Debt Financing facility. On April 6, 2012, the Company sold certain of its assets consisting of certain patent rights to Sequenom, Inc. (“Sequenom”). We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support Helicos’ continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding (including other asset sales) or that we can obtain any additional financing on terms favorable to us or in amounts sufficient to meet our needs. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due. Workforce reductions, as well as curtailed financial resources, will further impact our ability to implement our business priorities. In addition, these constraints have caused us to significantly scale back service support and reagent supply to its current installed base. We have also significantly curtailed collaborative activities with other parties. Despite these measures, there cannot be any assurance that we will have sufficient resources to operate our business.

Contractual Obligations

A summary of our contractual obligations is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to our contractual obligations previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 other then the repayment of the Loan Agreement of $1.1 million in January 2012 and the drawdown of the uncommitted portion of the Bridge Debt Financing of $375,000 which has a maturity date (as extended) of July 31, 2012.

License Agreements and Patents

We have fixed annual costs associated with license agreements into which we have entered. In addition, we may have to make contingent payments in the future upon the realization of certain milestones or royalties payable under these agreements.

Senior Debt and Bridge Debt Financing Facility

In January 2012, we made a final $1.1 million payment on the senior debt facility pursuant to the Loan Agreement. As a result, our obligations under the Loan Agreement have been satisfied and the senior debt lenders no longer have a security interest in our assets, including our intellectual property assets.

We entered the fourth quarter of 2010 without any prospects of securing long-term financing from outside investors. An independent committee (the “Independent Committee”) of our Board evaluated the alternatives available to us and concluded that the bridge financing led by certain inside investors was in the best interests of our stakeholders in view of our current financial and operating condition, and would best position us to continue operations for the remainder of 2010 and into 2011. The Independent Committee met multiple times to consider the alternatives and reached the conclusion that the bridge financing was the best alternative for generating value for stakeholders. As a result, we entered into a Subordinated Secured Note Purchase Agreement (the “Note Purchase Agreement”) with investment funds affiliated the Purchasers, pursuant to which we entered into the Bridge Debt Financing and have agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the “Notes”), $2,000,000 of which is committed and $2,000,000 of which is optional. We continue to require significant additional capital on a month-to-month basis in order to continue our operations beyond the existing $2,000,000 committed portion of the Bridge Debt Financing. As of the date of this filing, all $2,000,000 has been drawn against this committed facility. Potential sources of additional funding may include funding from the $2,000,000 uncommitted portion of the Bridge Debt Financing facility and/or from other sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. As of the date of this filing, $375,000 has been advanced under the uncommitted portion of the Bridge Debt Financing facility on a short term basis. The maturity date of the notes (as extended) issued under the uncommitted portion of the Bridge Debt Financing facility is July 31, 2012. No further commitments beyond the current outstanding notes have been made under the uncommitted portion of the Bridge Debt Financing facility. We are currently in active discussions with the Purchasers regarding the possibility of additional short-term financing to support our continued operations. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that we can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet our needs.

The Notes will accrue interest at a rate of 10% per annum plus a risk premium as described below. The outstanding principal and any unpaid accrued interest on all of the Notes shall be due and payable in full (i) upon demand by the Purchasers, which demand of the committed portion shall be no earlier than December 31, 2012, (ii) upon our receiving at least $10,000,000 in proceeds from a subsequent equity financing, (iii) upon a change of control of the Company or (iv) upon an event of default. A Purchaser may elect to convert principal and interest outstanding under any of the Notes upon the closing of any future round of equity or debt financing of the Company into shares, and at the per share price, of the securities issued at such financing. Simultaneous with execution of the Note Purchase Agreement, we and the requisite parties entered into an Amendment to the Amended and Restated Investor Rights Agreement, dated as of March 1, 2006, by and among us and the parties specified therein, including the Purchasers, pursuant to which the Purchasers will be entitled to demand and piggyback registration rights consistent with the terms of the Purchasers’ existing registration rights for any securities issued upon conversion of the Notes.

Our obligations under the Notes are secured by a security interest on all of our assets, including our intellectual property, that, with regard to all of our assets other than the Cause of Action (as defined in the contingency fee arrangement), is the first priority security interest, and with regard to the Cause of Action, is junior to the first priority security interest of our outside legal counsel that is representing us in the Cause of Action (“Outside IP Litigation Counsel”).

In connection with the Bridge Debt Financing and as security for our obligations under our contingency fee arrangement with outside intellectual property litigation counsel relating to the Patent Litigation, we entered into a subordinated security agreement with outside intellectual property litigation counsel. Pursuant to this agreement, we agreed to grant outside intellectual property litigation counsel a priority security interest in the Patent Litigation. Under the terms of the contingency fee arrangement, we are obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to us in connection with the settlement, judgment or other resolution of the Cause of Action or certain business transactions resulting from or relating to the Patent Litigation. To date, we, and those providing professional services in connection with the Patent Litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward. There is no assurance that we will be successful in this Patent Litigation, and even in the event of a favorable outcome in this Patent Litigation there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement with the Purchasers), licensors and others.

As an inducement for the Purchasers to enter into the Bridge Debt Financing, we entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the “Risk Premium Agreement”) (see Note 7 of the Notes to the Consolidated Financial Statements). Under the terms of the Risk Premium Agreement, we have agreed to pay the Purchasers the following portions of the consideration we receive (the “Payment Consideration”) in Liquidity Transactions, as defined below: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, “Risk Premium Payments”). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts we use to first satisfy specified existing obligations, including obligations under the Loan Agreement, under professional contingency arrangements (including the contingency fee arrangement between us and Outside IP Litigation Counsel relating to the Cause of Action) and obligations that may arise under existing technology license agreements (the “Existing IP Licensing Agreements”) between us and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology (as previously disclosed by us, under the Existing IP Licensing Agreements, we are obligated to pay license fees in connection with the licensing, sublicensing, legal settlements or sales of specified intellectual property or services provided to third parties ranging from a single digit percentage up to one-half of the income from those activities). For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by us of any payments from third parties relating to the intellectual property portfolio of the Company, including payments received as a license or other settlement in patent infringement litigation brought by us ; (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by us of all or substantially all of our assets or intellectual property.

We issued the January 2012 Notes on January 13, 2012 to the Purchasers pursuant to the Note Purchase Agreement. The January 2012 Notes were initially issued with a 12-day maturity in anticipation of closing a larger financing, which did not occur. The Notes accrue interest at a rate of 10% per annum. The outstanding principal and any unpaid accrued interest on the Notes is due and payable on the earlier of (i) the Purchasers jointly demanding in writing the payment of the outstanding amounts at any time on or after the Maturity Date or (ii) the occurrence of an event of default. Our obligations under the Notes are secured by a security interest on all of our assets, including its intellectual property, that, with regard to all of our assets other than the Cause of Action and is junior to the security interest of our outside legal counsel that is representing us in the Cause of Action. We used the proceeds from the issuance of the January 2012 Notes along with available cash to repay all amounts outstanding under the Loan Agreement. On February 22, 2012, we entered into a letter agreement amending the January 2012 Notes to extend the maturity date to March 31, 2012. On March 29, 2012, we issued $175,000 of additional notes to the Purchasers pursuant to the Note Purchase Agreement, with a maturity date of May 15, 2012 and terms consistent with the previously issued notes. In addition, we entered into letter agreement amending certain secured promissory notes in the aggregate original principal value of $200,000 issued by Helicos to the Purchasers in January 2012 (the “January 2012 Notes”). The March 29, 2012 letter agreement further extended the maturity date of the January 2012 Notes to May 15, 2012. On  May 11, 2012 we extended the January 2012 Notes to July 31, 2012. The total original principal amount of the certain secured promissory notes issued by Helicos since the beginning of calendar 2012 is $375,000 (the “Notes”) and have a maturity date as extended of July 31, 2012 (the “Maturity Date”).

In approving the transactions relating to the Bridge Debt Financing, the Board approved a management incentive plan (the “Management Incentive Plan”) pursuant to which participants in the Management Incentive Plan, including Dr. Ivan Trifunovich and Mr. Jeffrey Moore, will be entitled to receive, in the aggregate, an amount equal to 7.5% of certain payment consideration resulting from intellectual property licensing events. The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Board. The Bridge Debt Financing and Risk Premium Agreement and all of the transactions contemplated by those agreements were approved by an independent committee of the Board. In addition, Noubar B. Afeyan, PhD, who is the founder, a Managing Partner and the Chief Executive Officer of Flagship Ventures, and Peter Barrett, Ph.D., who is a Partner of Atlas Venture, abstained from the vote of the Board approving the transactions.

Off-Balance Sheet Arrangements

During the three month periods ended March 31, 2011 and 2012, we did not have any special purpose entities or engage in any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

In our Annual report on Form 10-K for the fiscal year ended December 31, 2011 our critical accounting policies and estimates upon which our financial status depends were identified as those relating to inventory; revenue recognition; impairment of long-lived assets; allowance for doubtful accounts; stock-based compensation; and fair value of financial instruments.  We reviewed our policies and determined that those policies remain our critical accounting policies for the three months ended March 31, 2012.  We did not make any changes in those policies during the three months ended March 31, 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued “ Fair Value Measurement (Topic 820): Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosure for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. adoption did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, a company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Other than a change in presentation, the adoption of this update did not have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to our cash. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain our cash in interest-bearing cash accounts. As all of our investments are cash deposits in a global bank, they are subject to minimal interest rate risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 27, 2011, Pacific Biosciences submitted requests to the United States Patent and Trademark Office (the “Patent Office”) for inter parties reexamination of the ‘687 Patent, the ‘560 Patent, the ‘596 Patent and the ‘400 Patent and are seeking a determination that one or more of the claims of those patents are invalid. The Patent Office granted the requests for reexamination of the ‘400 Patent and the ‘596 Patent on March 10, 2011, the request for reexamination of the ‘560 Patent on March 31, 2011, and the request for reexamination of the ‘687 Patent on April 13, 2011, and issued office actions rejecting all claims of the patents. The Patent Office issued Actions Closing Prosecution in the reexamination proceedings for the ‘560 Patent, the ‘687 Patent, the ‘596 Patent, and the ‘400 Patent on September 8, 2011; October 5, 2011; October 20, 2011; and January 5, 2012, respectively. All four reexaminations remain pending.

On December 14, 2011, the defendants moved the Court to transfer the litigation to the Northern District of California. The Court has denied the motion to transfer. On February 15, 2011, we and Illumina filed a Stipulated Order of Dismissal Between Helicos Biosciences Corporation and Illumina, Inc. as to the ‘560 Patent, pursuant to which our claims against Illumina for infringement of the ‘560 Patent would be dismissed with prejudice, and Illumina’s counterclaims regarding the ‘560 Patent would be dismissed without prejudice.

On May 8, 2012, we entered into a confidential settlement agreement with Pacific Biosciences, pursuant to which the litigation between us and Pacific Biosciences will be dismissed. The settlement gives Pacific Biosciences freedom-to-operate from our patents within a limited field of use covering Pacific Biosciences’ current products.  The limited license granted by us in connection with this settlement is non-exclusive and non-sublicensable.  In addition to paying an undisclosed financial settlement, Pacific Biosciences agreed to refrain from challenging the validity, enforceability, or patentability of any of our patents, which includes halting its efforts in the inter partes reexamination of the patents in suit with the United States Patent Trademark Office.

The Court conducted a scheduling conference on February 9, 2011 and set a trial date of September 10, 2012 relating to the ongoing litigation with Illumina and Life Technologies. Fact discovery has been largely concluded, the parties have exchanged expert reports regarding infringement and validity, and expert depositions have begun.

On March 21, 2012, we received an attorney demand letter from one of our major customers alleging that Helicos is in breach of the customer’s system and reagent kit supply agreements in connection with the sale of multiple Helicos Systems and reagent kits that were sold and installed prior to December 31, 2009. The demand letter alleges breach of warranty and that the systems did not conform to Helicos’ specifications and were defective in material and workmanship. In addition, the demand letter alleges that Helicos did not provide the requisite level of customer support in connection with the system service and maintenance requirements set forth in the system supply agreement. The demand letter states that, if the parties are unable to reach an amicable settlement, the customer will terminate the supply agreements and request that Helicos refund approximately $5.0 million. The Company has deferred all revenue related to this arrangement, is in the process of evaluating the claims, and has not yet responded to the demand letter.

ITEM 1A.  RISK FACTORS

The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company’s future results to differ materially from those projected in any forward-looking statements. These factors were disclosed, but are not limited to, the items in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELICOS BIOSCIENCES CORPORATION

Dated: May 14, 2012	By:	/s/ IVAN TRIFUNOVICH
	Name:	Ivan Trifunovich
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2012	By:	/s/ JEFFREY R. MOORE
	Name:	Jeffrey R. Moore
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002