Form 10-Q
period 2012-06-30
HELICOS BIOSCIENCES CORP
filed 2012-08-14
CIK 1274563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐ No: ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 13, 2012, was 87,032,882 shares.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

Table of Contents

		Page

Part I—Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2012 and the cumulative period from May 9, 2003 (date of inception) through June 30, 2012	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2012 and the cumulative period from May 9, 2003 (date of inception) through June 30, 2012	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

Part II—Other Information
Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	32

SIGNATURES		33

Part I—Financial Information

Item 1.    Consolidated Financial Statements

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	December 31,	June 30,
	2011	2012
ASSETS
Current assets
Cash and cash equivalents	$999	$446
Accounts receivable	174	253
Unbilled receivables	244	154
Inventory	910	910
Prepaid expenses and other current assets	128	817
Total current assets	2,455	2,580
Property and equipment, net	51	51
Other assets	58	54
Total assets	$2,564	$2,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$801	$1,294
Accrued expenses and other current liabilities	1,573	3,028
Deferred revenue	7,959	7,929
Current portion of long-term debt	3,145	2,580
Total current liabilities	13,478	14,831
Long-term debt, net of current portion	—	—
Warrants	25	49
Total liabilities	13,503	14,880
Commitments and contingencies
Stockholders’ deficit
Preferred stock: par value $0.001 per share; 5,000,000 shares authorized at December 31, 2011 and June 30, 2012; no shares issued and outstanding at December 31, 2011 and June 30, 2012	—	—
Common stock: par value $0.001 per share; 120,000,000 shares authorized at December 31, 2011 and June 30, 2012; 87,196,489 shares issued and outstanding at December 31, 2011 and 87,032,882 shares issued and outstanding at June 30, 2012.	87	87
Additional paid-in capital	181,232	181,357
Deficit accumulated during the development stage	(192,258)	(193,639)
Total stockholders’ deficit	(10,939)	(12,195)
Total liabilities and stockholders’ deficit	$2,564	$2,685

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

					Period from
					May 9, 2003
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,		June 30,		through
	2011	2012	2011	2012	June 30, 2012

Product revenue	$109	$159	$338	$280	$4,513
Service revenue	273	175	644	378	1,560
Grant revenue	427	243	1,009	470	7,257
Total revenue	809	577	1,991	1,128	13,330

Costs and expenses
Cost of product revenue	33	20	131	35	2,221
Research and development	982	353	2,135	682	114,275
Selling, general and administrative	1,410	1,212	2,392	2,282	77,348
Impairment of long-lived assets	—	—	—	—	1,894
Total costs and expenses	2,425	1,585	4,658	2,999	195,738
Operating loss	(1,616)	(1,008)	(2,667)	(1,871)	(182,408)

Interest income	—	—	—	—	4,153
Interest expense	(196)	(84)	(393)	(164)	(5,350)
Change in fair value of warrant liability	41	—	(15)	(24)	6,056
Other income	—	633	900	678	2,050
Net loss	(1,771)	(459)	(2,175)	(1,381)	(175,499)

Beneficial conversion feature related to Series B redeemable convertible preferred stock	—	—	—	—	(18,140)

Net loss attributable to common stockholders	(1,771)	(459)	(2,175)	(1,381)	(193,639)

Comprehensive loss attributable to common stockholders	$(1,771)	$(459)	$(2,175)	$(1,381)	$(193,639)
Net loss attributable to common stockholders per share—basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted average number of common shares used in computation—basic and diluted	85,350,069	87,171,016	85,231,836	87,183,753

The accompanying notes are an integral part of the interim consolidated financial statements.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Period from
	Six Months Ended		May 9, 2003
	June 30,		(date of inception)
	2011	2012	through June 30, 2012

Cash flows from operating activities:
Net loss	$(2,175)	$(1,381)	$(175,499)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	6	4	9,072
Amortization of lease incentive	—	—	(474)
Common stock issued for licenses	—	—	147
Stock-based compensation expense	579	125	20,786
Noncash license fee	—	—	54
Noncash interest expense related to debt and warrants	265	164	1,803
Noncash (income) expense related to change in fair value of warrant liability	15	24	(6,056)
Provisions on inventory	—	—	7,871
Gain (loss) on disposal of property and equipment	—	—	(7)
Impairment of long-lived assets	—	—	1,894
Changes in operating assets and liabilities:
Accounts receivable	93	(79)	(253)
Unbilled receivable	278	90	96
Inventory	—	—	(11,226)
Prepaid expenses and other current assets	75	(731)	(1,250)
Deferred revenue	392	(30)	7,842
Accounts payable	(207)	493	1,294
Accrued expenses and other current liabilities	272	1,455	4,701
Other long-term liabilities	—	—	557

Net cash (used in) provided by operating activities	(407)	134	(138,648)

Cash flows from investing activities:
Purchases of property and equipment	—	—	(9,541)
Decrease (increase) in restricted cash	—	—	108
Purchases of short-term investments	—	—	(34,709)
Maturities of short-term investments	—	—	34,709

Net cash used in investing activities	—	—	(9,433)

Cash flows from financing activities:
Proceeds from debt issuances	—	375	22,631
Payments on debt	(485)	(1,062)	(22,936)
Payments of debt issuance costs	—	—	(453)
Proceeds from initial public offering	—	—	49,011
Deferred initial public offering costs	—	—	(1,838)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	66,405
Proceeds from bridge loan	—	—	2,350
Proceeds from issuance of common stock and common stock warrants	—	—	32,807
Proceeds from issuance of restricted common stock	—	—	338
Proceeds from exercise of warrants	13	—	(104)
Payments to employees for cancelled restricted common stock	—	—	210
Proceeds from exercise of stock options	—	—	106

Net cash (used in) provided by financing activities	(472)	(687)	148,527

Net (decrease) increase in cash and cash equivalents	(879)	(553)	446
Cash and cash equivalents, beginning of period	2,513	999	—
Cash and cash equivalents, end of period	$1,634	$446	$446

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

As previously disclosed in the Company’s quarterly and periodic reports filed with the SEC, the Company has had limited operations to date and its activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, the Company is considered to be in the development stage at June 30, 2012, as defined by the Financial Accounting Standards Board (“FASB”). The Company’s fiscal year ends on December 31. The Company operates as one reportable segment. Helicos is a Delaware corporation and was incorporated on May 9, 2003. As of June 30, 2012 and August 9, 2012, the Company had $446,000 and $2.1 million, respectively, in cash and cash equivalents.

As a result of several headcount reductions and restructurings during 2010 and 2011, which eliminated approximately 66 positions, the Company entered the first quarter of 2012 with 10 employees. Following additional employee attrition, the Company entered the third quarter of 2012 with 8 full and part time employees.  The Company has no plans to resume hiring or to fill the positions of any of the departed employees.  In addition, during the third quarter of 2011, the Company entered into a new lease reducing the size and associated expense of its leased facility in Cambridge, Massachusetts which houses the Company’s headquarters and scientific laboratory. The lease is on a month-to-month basis and expires on December 31, 2012.  The Company may not renew the lease given the Company’s limited operations and financial resources.  Workforce reductions, as well as curtailed financial resources, will further impact the Company’s ability to implement its business priorities. In addition, these constraints have caused the Company to significantly scale back service support and reagent supply to its current installed base. The Company has also significantly curtailed collaborative activities with other parties. Despite these measures, there cannot be any assurance that the Company will have sufficient resources to operate its business.

Notwithstanding these workforce reductions and despite the Company’s previous workforce reductions, restructurings, expense saving measures, the intellectual property sale and license discussed below and the bridge loan facility (the “Bridge Debt Financing”) contemplated by the Subordinated Secured Note Purchase Agreement (the “Note Purchase Agreement”) that the Company entered into in 2010 with investment funds affiliated with Atlas Venture and Flagship Ventures (the “Purchasers” or “Bridge Note Purchasers”), the Company does not generate sufficient funds to operate its business. The Company continues to require significant additional capital on a month-to-month basis in order to continue its operations beyond the $2,375,000 outstanding under the Bridge Debt Financing facility. Of this amount, $2,000,000 plus accrued interest is payable upon demand of the Purchasers on or after December 31, 2012 and $375,000 plus accrued interest matured on July 31, 2012. At maturity these notes converted into demand notes.  As of the date of this filing, the Purchasers have not made demand. If the Purchasers make a demand for payment, it is unlikely that the Company could repay these loans. No further commitments beyond the current outstanding notes have been made under the Bridge Debt Financing facility. The Company will require additional funding from sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. Existing funding is not sufficient to fund operations and related litigation expenses through the current planned September 2012 trial date and the ultimate resolution of the pending litigation with Illumina, Inc. (the “Patent Litigation”). The Company has discussed the possibility of additional short-term financing to support the Company’s continued operations with the Purchasers. The Company and the Purchasers, however, have not yet agreed on such financing and there can be no assurance that the Company will obtain such financing or any other sources of funding (including other asset sales) or that the Company can obtain any additional financing on terms favorable to the Company or in amounts sufficient to meet the

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Nature of the Business and Basis of Presentation (Continued)

Company’s needs. As a result, the Company has not improved its financial condition, has no current expectations that it will be able to do so, and continues to be unable to remain current in making payments to trade vendors and other unsecured creditors when such payments are due.

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

In approving the transactions relating to the Bridge Debt Financing, the Company’s Board of Directors (the “Board”) approved a management incentive plan (the “Management Incentive Plan”) pursuant to which participants in the Management Incentive Plan, including Dr. Ivan Trifunovich and Mr. Jeffrey Moore, will be entitled to receive in the aggregate, an amount equal to 7.5% of certain payment consideration resulting from intellectual property licensing events. The specific terms of the Management Incentive Plan, administration and all payments to be made to management thereunder will be under the control and direction of the Board. The Bridge Debt Financing and Risk Premium Agreement and all of the transactions contemplated by those agreements were approved by an independent committee of the Board. In addition, Noubar B. Afeyan, PhD, who is the founder, a Managing Partner and the Chief Executive Officer of Flagship Ventures, and Peter Barrett, Ph.D., who is a Partner of Atlas Venture, abstained from the vote of the Board approving the transactions. Funds advised by FlagshipVentures and Atlas Venture are Purchasers under the Bridge Debt Financing facility and the Risk Premium Agreement.

In connection with the Bridge Debt Financing and as security for its obligations under the Company’s contingency fee arrangement with outside intellectual property litigation counsel relating to the Patent Litigation the Company entered into a subordinated security agreement with outside intellectual property litigation counsel. Pursuant to this agreement, the Company agreed to grant outside intellectual property litigation counsel a priority security interest in the patent infringement lawsuit. Under the terms of the contingency fee arrangement, the Company is obligated to pay outside intellectual property litigation counsel up to 40% of the proceeds paid to the Company in connection with the settlement, judgment or other resolution of the Cause of Action (as defined in the contingency fee arrangement) or certain business transactions resulting from or relating to the Patent Litigation. To date, the Company, and those providing professional services in connection with the Patent Litigation on a contingent basis have expended significant resources in pursuit of this intellectual property monetization effort and are expected to continue to do so going forward. There is no assurance that the Company will be successful in the remaining Patent Litigation against Illumina, and even in the event of a favorable outcome in the Patent Litigation against Illumina, there can be no assurance that there will be any proceeds remaining for common stockholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement with the Purchasers), licensors and others.

During 2011, the Company deployed its limited resources by focusing on intellectual property monetization and concentrating its research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which were designed to enable the Company to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives and to meet its obligations under a National Institute of Health grant. With a limited number of employees and resources, however, the Company’s ability to pursue research and development efforts in targeted areas that were designed to achieve tangible proof-of-concept goals connected with potential partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives proved unsuccessful and are unlikely to resume. Going forward, the Company will only be able to focus its limited resources on intellectual property monetization and selected research and development activities that are primarily related to grant-funded initiatives and that support its limited sequencing services. In order to defend the Company’s intellectual property rights through licensing and enforcement strategies, the Company initiated several actions during the second half of 2010. First, on August 27, 2010, the Company filed a lawsuit against Pacific Biosciences for patent infringement. The lawsuit, filed in the United States District Court for the District of Delaware (the “Court”), accused Pacific Biosciences of infringing four patents and seeks injunctive relief and monetary damages. Second, on October 14, 2010, the Company announced the launch of a technology licensing program for its Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property. Third, on October 22, 2010, the Company filed an amended complaint against Pacific Biosciences naming Illumina, Inc.

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

On May 8, 2012, the Company entered into a confidential settlement agreement with Pacific Biosciences, pursuant to which the litigation between the Company and Pacific Biosciences was dismissed.  The settlement gives Pacific Biosciences freedom-to-operate from our patents within a limited field of use covering Pacific Biosciences’ current products.  The limited license granted by us in connection with this settlement is non-exclusive and non-sublicensable.  In addition to paying an undisclosed financial settlement, Pacific Biosciences agreed to refrain from challenging the validity, enforceability, or patentability of any of our patents, which includes halting its efforts in the inter partes reexamination of the patents in suit with the United States Patent Trademark Office. Substantially all of the proceeds from the settlement are payable to licensors, the Purchasers and litigation counsel.  As a result, the remaining amount of the financial settlement is not sufficient to fund the Company’s ongoing operations for any meaningful period of time. The Company recorded other income in the amount of $92,000 and a current liability in the amount of $468,000 for amounts that are due the Purchasers and litigation counsel at June 30, 2012. As of the date of this balance sheet June 30, 2012, $560,000 in settlement proceeds due to the Company, the Purchasers, and litigation counsel was held in escrow by the Company’s litigation counsel and recorded in other assets. As of the date of this filing, the Purchasers have not made a demand for payment of the amount due under the Risk Premium Agreement associated with this transaction.

In addition, during the second quarter of 2012, the Company dismissed its claims against Life Technologies Corporation (“Life”) as the Company understands that Life does not intend to market any products that utilize any patents at issue in the Patent Litigation. Following the settlement with Pacific Biosciences and dismissal of the Company’s lawsuit against Life, the Patent Litigation against Illumina, Inc. remains ongoing. With Illumina remaining as the sole defendant in the Patent Litigation the focus of the Patent Litigation being limited to the ‘109 patent, the Company is not certain whether the proceeds generated by the Patent Litigation against Illumina, if it is successful, will be substantial. There is no assurance that the Company will be successful in the Patent Litigation against Illumina, and even in the event of a favorable outcome in the Patent Litigation against Illumina, there can be no assurance that there will be any proceeds remaining for common shareholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement, as defined above, with the Purchasers), licensors and others.

In furtherance of the Company’s technology licensing program, on April 6, 2012, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sequenom, Inc. (“Sequenom”) pursuant to which Sequenom purchased all rights, title and interest in Helicos’ United States Patent Application Serial Nos. 12/709,057 and 12/727,824 (Methods for Detecting Fetal Nucleic Acids and Diagnosing Fetal Abnormalities) and certain proprietary materials related thereto (the “Purchased Assets”).  In consideration for the sale and transfer of the Purchased Assets, on April 6, 2012, Sequenom paid Helicos $1.3 million. Pursuant to the Risk Premium Agreement the Purchasers are entitled to 60% of the net proceeds from the sale of the Purchased assets, or $780,000 which has been accrued as an other current liability at June 30, 2012. The remaining amount of $520,000 was recorded as other income in the period ending June 30, 2012. The Company considered the Purchased Assets to be non-strategic. As of the date of this filing, the Purchasers have not made a demand for payment of the amount due under the Risk Premium Agreement associated with this transaction.

In addition, on July 30, 2012, the Company entered into a non-exclusive license agreement with Intelligent Biosystems, Inc., pursuant to which the Company licensed certain patents related to nucleotides composition and light systems for analyzing nucleic acid samples (U.S. Patent Nos. 6,309,836, 6,639,088, 7,276,720, 7,279,563, 7,593,109, 7,948,625 and 8,094,312) to Intelligent Biosystems on a world-wide, non-exclusive basis in exchange for a one-time fee of $1.6 million. Pursuant to the Risk Premium Agreement the Purchasers are entitled to 60% of the net proceeds from the sale of the Purchased assets, or $900,000. As of the date of this filing, the Purchasers have not made a demand for payment of the amount due under the Risk Premium Agreement associated with this transaction.

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

On March 21, 2012, the Company received an attorney demand letter from one of its major customers alleging that Helicos is in breach of the customer’s system and reagent kit supply agreements in connection with the sale of multiple Helicos Systems and reagent kits that were sold and installed prior to December 31, 2009. The demand letter alleges breach of warranty and that the systems did not conform to Helicos’ specifications and were defective in material and workmanship. In addition, the demand letter alleges that Helicos did not provide the requisite level of customer support in connection with the system service and maintenance requirements set forth in the system supply agreement. The demand letter states that, if the parties are unable to reach an amicable settlement, the customer will terminate the supply agreements and request that Helicos refund approximately $5.0 million. The Company responded to the demand letter on June 26, 2012 asserting that the Company has met its obligations under the supply agreements and have no further obligations pursuant thereto, other than to supply reagent kits upon request.  The Company has not received any response from the customer. The Company has deferred all revenue related to this arrangement.

As of the date of this filing, the Company does not have adequate financial resources and will continue to need to generate additional funding from various sources including contract sequencing service projects, government grants and yet to be identified third party financing arrangements in order to continue its intellectual property monetization strategy. There can be no assurance that the Company will be able to generate the funding necessary to continue its intellectual property monetization strategy. The Company’s future capital requirements will depend on many factors and it may require additional capital beyond its currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given its prospects, the current economic environment and restricted access to capital markets. The continued depletion of its resources may make future funding more difficult or expensive to attain. Additional equity financing, if available may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict its ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce its economic potential from any adjustments to its existing long-term strategy. If the Company is unable to execute its operations according to its plans and obtain additional financing, the Company will be forced to cease operations and/or seek bankruptcy protection. If the Company is required to seek protection from its creditors through a bankruptcy filing, it is likely that there would be little or no assets available for payment or distribution to its stockholders, and that its stockholders will lose their entire investment in the Company. In addition to seeking funding the Company is actively exploring a variety of strategic transactions, including the sale, license or other disposition of a portion of its assets in order to raise funding, or the potential sale of all or substantially all its assets or a sale of the Company. The Company believes it is unlikely that stockholders would receive any value from any such transaction. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should the Company be unable to continue as a going concern.

Since inception, the Company has incurred losses and has not generated positive cash flows from operations. The Company expects its losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on its working capital, total assets and stockholders’ deficit. The Company on a month-to-month basis during 2012, will require significant additional capital to continue its operations. The Company’s present capital resources are not sufficient to fund its planned operations for a twelve month period as of the date of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, accordingly the Company’s current financial resources raise substantial doubt about its ability to continue as a going concern.

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

Out of Period Adjustment

During the quarter ended June 30, 2012 the Company determined that an invoice in the amount of $239,000 related to legal expenses in the first quarter was not properly accrued at the quarter ended March 31, 2012. The Company accrued the amount in the period ended June 30, 2012. The Company has determined this out of period adjustment to be immaterial to both the quarter ended March 31, 2012 and the quarter ended June 30, 2012. The adjustment does not impact the year to date financials included in this Form 10-Q.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in its Form 10-K for the fiscal year ended December 31, 2011.

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

3. Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method.  The Company’s inventory at each of December 31, 2011 and June 30, 2012 was $0.9 million. As of December 31, 2011 and June 30, 2012, all inventory is related to the capitalized costs of sold HeliScopes for which the recognition of revenue has been deferred until recognition criteria have been met.

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

	June 30,
	2011	2012

Stock options	1,028,932	597,649
Unvested restricted stock	2,220,756	—
Warrants	22,653,964	22,653,964
	25,903,652	23,251,613

5. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Selling, general and administrative	$180	$13	$386	$19
Research and development	86	96	193	106
Total	$266	$109	$579	$125

In June 2012 the Company accelerated the vesting of 225,000 shares of restricted stock that had various vesting dates through July 2014.  As a result of this modification per ASC 718 Compensation—Stock Compensation, the Company incurred a one time stock-based compensation charge in June 2012 in the amount of $94,500. During the six-month periods ended June 30, 2011 and 2012, the Company did not grant any stock options or shares of restricted stock. No stock-based compensation has been capitalized.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2012 are measured in accordance with FASB standards. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

($ in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total

Warrant liability	$—	$—	$25	$25

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012:

($ in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total

Warrant liability	$—	$—	$49	$49

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Fair Value Measurement (Continued)

The Company did not have any cash equivalents at December 31, 2011 or June 30, 2012. The Company’s warrant liability was valued at June 30, 2012 using a Black-Scholes model and is therefore classified as Level 3. The following table lists the unobservable inputs utilized in the Black-Scholes model:

	December 31,	June 30,
	2011	2012
Risk-free interest rate	0.36%	0.39%
Expected life in years	3.2	2.7
Expected volatility	100%	100%
Expected dividends	0.0%	0.0%

The following table rolls forward the fair value of our warrant liability, whose fair value is determined by Level 3 inputs for the 2012 period presented:

Balance at December 31, 2011	$25
Exercise warrants	—
Change in fair value	24
Balance at June 30, 2012	$49

The Company’s warrant liability relates to warrants issued in connection with two offerings of common stock in 2009. An aggregate of 6,482,509 warrants were issued pursuant to these two offerings, of which 681,884 were outstanding as of December 31, 2011 and June 30, 2012, respectively. The fair value of the warrants is estimated using a Black-Scholes model. Due to a price adjustment clause included in the warrant agreements, the warrants were deemed to be a liability and, therefore, the fair value of the warrants is recorded in the liability section of the balance sheet. As such, the outstanding warrants are revalued each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations.

The carrying amount of the Company’s debt approximates its fair value at December 31, 2011 and June 30, 2012 due to its short term nature and would be classified as a Level 2 measurement due to the use of valuation inputs based on similar liabilities in the market.

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

Bridge Financing and Senior Debt Restructuring

The Company entered the fourth quarter of 2010 without any prospects of securing long-term financing from outside investors. An independent committee (“Independent Committee”) of the Board evaluated the alternatives available to the Company and determined that a bridge financing led by certain inside investors was in the best interests of its stakeholders in view of its current financial and operating condition, and would best position the Company to continue operations for the remainder of 2010 and into 2011. The Independent Committee met multiple times to consider the alternatives and concluded that the bridge financing was the best alternative for generating value for stakeholders. As a result, the Company entered into the Note Purchase Agreement with the Purchasers, pursuant to which the Company entered into the Bridge Debt Financing and agreed to sell to the Purchasers, and the Purchasers agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the “Notes”). As of December 31, 2011 the Company has borrowed $2,000,000 against the Bridge Debt Financing facility. In addition the Company issued $200,000 notes on January 13, 2012 (the “January 2012 Notes”) to the Purchasers pursuant to the Note Purchase Agreement. The January 2012 Notes were initially issued with a 12-day maturity in anticipation of closing a larger financing, which did not occur. The Notes accrue interest at a rate of 10% per annum. The outstanding principal and any unpaid accrued interest on the Notes is due and payable on the earlier of (i) the Purchasers jointly demanding in writing the payment of the outstanding amounts at any time on or after the Maturity Date or (ii) the occurrence of an event of default. The Company used the proceeds from the issuance of the January 2012 Notes along with available cash to repay all amounts outstanding under the Loan Agreement.

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Debt (Continued)

On February 22, 2012, the Company entered into a letter agreement amending the January 2012 Notes to extend the maturity date to March 31, 2012. On March 29, 2012, the Company issued $175,000 of additional notes (the March 2012 Notes”) to the Purchasers pursuant to the Note Purchase Agreement, with a maturity date of May 15, 2012 and terms consistent with the previously issued notes. In addition, the Company entered into letter agreement amending certain secured promissory notes in the aggregate original principal value of $200,000 issued by the Company to the Purchasers in January 2012 Notes. The March 29, 2012 letter agreement further extended the maturity date of the January 2012 Notes to May 15, 2012. On May 11, 2012 the Company extended the January 2012 Notes and the March 2012 notes to July 31, 2012. The total original principal amount of the certain secured promissory notes issued by Helicos since the beginning of calendar 2012 is $375,000 and had a maturity date as extended of July 31, 2012 (the “Maturity Date”). At maturity these notes converted into demand notes.  As of the date of this filing the Purchasers have not made demand. If the Purchasers made a demand for payment, it is unlikely that the Company could repay these loans. As of June 30, 2012, an aggregate principal amount of $2,375,000 is outstanding under the Bridge Financing Facility. There is no assurance that the remaining $1,625,000 portion of the Bridge Debt Financing will be available to the Company.

The Notes will accrue interest at a rate of 10% per annum plus a risk premium as described below. The outstanding principal and any unpaid accrued interest on all of the Notes shall be due and payable in full (i) upon demand by the Purchasers, which demand for the $2,000,000 portion shall be no earlier than December 31, 2012 (the $375,000 portion of these Notes converted to a demand note at maturity on July 31, 2012), (ii) upon the Company receiving at least $10,000,000 in proceeds from a subsequent equity financing, (iii) upon a change of control of the Company or (iv) upon an event of default. A Purchaser may elect to convert principal and interest outstanding under any of the Notes upon the closing of any future round of equity or debt financing of the Company into shares, and at the per share price, of the securities issued at such financing. Simultaneous with execution of the Note Purchase Agreement, the Company and the requisite parties entered into an Amendment to the Amended and Restated Investor Rights Agreement, dated as of March 1, 2006, by and among the Company and the parties specified therein, including the Purchasers, pursuant to which the Purchasers will be entitled to demand and piggyback registration rights consistent with the terms of the Purchasers’ existing registration rights for any securities issued upon conversion of the Notes.

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

HELICOS BIOSCIENCES CORPORATION (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Debt (Continued)

In connection with the Bridge Debt Financing and the Fourth Amendment of the Loan Agreement and as security for the Company’s obligations under its contingency fee arrangement with Outside IP Litigation Counsel relating to the Cause of Action, the Company and Outside IP Litigation Counsel entered into a Subordinated Security Agreement pursuant to which the Company agreed to grant Outside IP Litigation Counsel a second priority security interest in the Cause of Action. Under the terms of the contingency fee arrangement, the Company is obligated to pay Outside IP Litigation Counsel up to 40% of the proceeds paid to the Company in connection with the settlement, judgment or other resolution of the Cause of Action or certain business transactions resulting from or relating to the Cause of Action. With the January 2012 repayment of the Loan Agreement, this became a first priority interest in the Cause of Action.

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

As of June 30, 2012, payments relating to the Notes are due as follows (in thousands):

Total
2012	$2,711
Thereafter	—

Total future minimum payments	2,711
Less: amount representing interest	(336)
Add: interest accrued	205

Carrying value of debt	2,580
Less: current portion	(2,580)

Long-term obligations	$—

The above table does not reflect any Risk Premium Payments potentially due pursuant to the Risk Premium Agreement.

8. Other Income

Other income of $900,000 in the six months ended June 30, 2011 included $251,000 received from the federal government related to the Therapeutic Discovery Tax Credit pursuant to grants received under the Patient Protection and Affordable Care Act of 2010 and $649,000 received pursuant to a business interruption insurance claim the Company made in 2010. The Company will not receive any additional funds related to the Therapeutic Discovery Tax Credit or the business interruption insurance claim. Other income of $678,000 in the six months ended June 30, 2012 includes $66,000 in proceeds from the sale of prototype equipment previously expensed as research and development expense, and $520,000 related to the purchase agreement with Sequenom and $92,000 from the settlement agreement with Pacific Biosciences. Other income amounts related to Sequenom and Pacific Biosciences are net of the amounts the Company owes to its lenders, ligation counsel and licensors. As of the date of this filing, the Purchasers have not made a demand for payment of the amount due under the Risk Premium Agreement associated with this transaction.

9. Subsequent Events

In addition, on July 30, 2012, the Company entered into a non-exclusive license agreement with Intelligent Biosystems, Inc., pursuant to which the Company licensed certain patents related to nucleotides composition and light systems for analyzing nucleic acids samples (U.S. Patent Nos. 6,309,836, 6,639,088, 7,276,720, 7,279,563, 7,593,109, 7,948,625 and 8,094,312) to Intelligent Biosystems on a world-wide, non-exclusive basis in exchange for a one-time fee of $1.6 million. Pursuant to the Risk Premium Agreement the Purchasers are entitled to 60% of the net proceeds from the sale of the Purchased assets, or $900,000. As of the date of this filing, the Purchasers have not made a demand for payment of the amount due under the Risk Premium Agreement associated with this transaction.

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

We have had limited operations to date and our activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. Accordingly, we are considered to be in the development stage at June 30, 2012, as defined by the Financial Accounting Standards Board (“FASB”). Our fiscal year ends on December 31. We operate as one reportable segment. Helicos is a Delaware corporation and was incorporated on May 9, 2003. As of June 30, 2012 and August 9, 2012, we had $446,000 and $2.1 million, respectively, in cash and cash equivalents.

On April 6, 2012, we entered into an Asset Purchase Agreement with Sequenom, Inc. pursuant to which Sequenom purchased all rights, title and interest in Helicos’ United States Patent Application Serial Nos. 12/709,057 and 12/727,824 (Methods for Detecting Fetal Nucleic Acids and Diagnosing Fetal Abnormalities) and certain proprietary materials related thereto (the “Purchased Assets”).  In consideration for the sale and transfer of the Purchased Assets, on April 6, 2012, Sequenom paid Helicos $1.3 million. Pursuant to the Risk Premium Agreement, the Bridge Note Purchasers are entitled to 60% of the proceeds from the sale of purchased assets, or $780,000 which has been accrued as an other current liability at June 30, 2012. The remaining amount of $520,000 was recorded as other income in the period ending June 30, 2012. We considered the Purchased Assets to be non-strategic. We anticipate that the Purchasers will waive their rights to the current payout of the Risk Premium amount associated with this transaction and their rights will convert to a demand payment right with interest accruing on the amount due under the Risk Premium agreement at an annual rate of 10% beginning on the effective date of the modification of the Risk Premium Agreement referred to below.  As of the date of this filing, the Purchasers have not made a demand for payment of the amount due under the Risk Premium Agreement associated with this transaction.

On May 8, 2012, we entered into a confidential settlement agreement with Pacific Biosciences, pursuant to which the litigation between us and Pacific Biosciences was dismissed. Substantially all of the proceeds from the settlement are payable to licensors, the Purchasers and litigation counsel. We recorded other income in the amount of $92,000 and a current liability in the amount of $468,000 for amounts that are due the Purchasers and litigation counsel at June 30, 2012. As of the date of this balance sheet June 30, 2012, $560,000 in settlement proceeds due to the Helicos, the Purchasers, and litigation counsel was held in escrow by our litigation counsel and recorded in other assets. We anticipate that the Purchasers will waive their rights to the current payout of the Risk Premium amount associated with this transaction and their rights will convert to a demand payment right with interest accruing on the amount due under the Risk Premium agreement at an annual rate of 10% beginning on the effective date of the modification of the Risk Premium Agreement referred to below.  As of the date of this filing, the Purchasers have not made a demand for payment of the amount due under the Risk Premium Agreement associated with this transaction.

On July 30, 2012, we entered into a non-exclusive license agreement with Intelligent Biosystems, Inc., pursuant to which we licensed certain patents related to nucleotides composition and light systems for analyzing nucleic acid samples (U.S. Patent Nos. 6,309,836, 6,639,088, 7,276,720, 7,279,563, 7,593,109, 7,948,625 and 8,094,312) to Intelligent Biosystems on a world-wide, non-exclusive basis in exchange for a one-time fee of $1.6 million. Pursuant to the Risk Premium Agreement, the Purchasers are entitled to 60% of the net proceeds from the sale of the Purchased assets, or $900,000. We anticipate that the Purchasers will waive their rights to the current payout of the Risk Premium amount associated with this transaction and their rights will convert to a demand payment right with interest accruing on the amount due under the Risk Premium agreement at an annual rate of 10% beginning on the effective date of the modification of the Risk Premium Agreement referred to below.  As of the date of this filing, the Purchasers have not made a demand for payment of the amount due under the Risk Premium Agreement associated with this transaction.

As a result of several headcount reductions and restructurings during 2010, and 2011 which eliminated approximately 66 positions, we entered the first quarter of 2012 with only 10 employees. Following additional employee attrition, we entered the third quarter of 2012 with 8 full and part time employees.  We have no plans to resume hiring or to fill the positions of any of the departed employees. In addition, during the third quarter of 2011, we entered into a new lease reducing the size and associated expense of our leased facility in Cambridge, Massachusetts which houses our headquarters and scientific laboratory. The lease is on a month-to-month basis and expires on December 31, 2012. We may not renew the lease given our limited operations and financial resources. In January 2012, we made a final $1.1 million payment on the senior debt facility (the “GE Notes”) pursuant to the Loan and Security Agreement among us, certain lenders (the “Lenders”) and General Electric Capital Corporation (“GE”), as agent, dated as of December 31, 2007, as amended (the “Loan Agreement”). As a result, our obligations under the Loan Agreement have been satisfied and the Lenders no longer have a security interest in our assets, including our intellectual property assets. Workforce reductions, as well as curtailed financial resources, will further impact our ability to operate our business. In addition, these constraints have caused us to significantly scale back service support and reagent supply to our current installed base. We have also significantly curtailed collaborative activities with other parties. Despite these measures, there cannot be any assurance that we will have sufficient resources to execute our business priorities.

Notwithstanding these workforce reductions and despite our previous workforce reductions, restructurings, expense saving measures, the sale and license of intellectual property, and the Bridge Debt Financing (see Note 7 of Notes to Consolidated Financial Statements), we do not generate sufficient funds to operate our business. We continue to require significant additional capital on a month-to-month basis in order to continue our operations beyond the $2,375,000 outstanding under the Bridge Debt Financing facility.  Of this amount $2,000,000 plus accrued interest is payable upon demand of the Purchasers on or after December 31, 2012 and $375,000 plus accrued interest matured on July 31, 2012. At maturity these notes converted into demand notes.  As of the date of this filing the Purchasers have not made a demand for payment. No further commitments beyond the outstanding notes have been made under the Bridge Debt Financing facility. We will require additional financing from sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. Existing funding, is not sufficient to fund our operations and related litigation expenses through the current planned September 2012 trial date and the ultimate resolution of the pending litigation with Illumina, Inc. (the “Patent Litigation”).  We have discussed the possibility of additional short-term financing to support Helicos’ continued operations with the Purchasers. We have not yet agreed with the Purchasers on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding (including other asset sales) or we can obtain any additional financing on terms favorable to us or in amounts sufficient to meet our needs. As a result, we have not improved our financial condition, we have no current expectations that we will be able to do so, and we continue to be unable to remain current in making payments to trade vendors and other unsecured creditors when such payments are due.

During 2011, we deployed our limited resources by focusing on intellectual property monetization and concentrating our research and development efforts in targeted areas designed to achieve tangible proof-of-concept goals, which were designed to enable us to seek partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives. With a limited number of employees and resources, however, our ability to pursue research and development efforts in targeted areas that were designed to achieve tangible proof-of-concept goals connected with potential partnership opportunities with companies interested in next-generation sequencing, or to pursue other funding and strategic alternatives proved unsuccessful and are unlikely to resume. Going forward, we are only able to focus our limited resources on intellectual property monetization and selected research and development activities that are primarily related to grant-funded initiatives and that support our limited sequencing services. In order to defend our intellectual property rights through licensing and enforcement strategies, we initiated several actions during the second half of 2010. First, on August 27, 2010, we filed a lawsuit against Pacific Biosciences for patent infringement. The lawsuit, filed in the United States District Court for the District of Delaware (the “Court”), accused Pacific Biosciences of infringing four patents and seeks injunctive relief and monetary damages. Second, on October 14, 2010, we announced the launch of a technology licensing program for our Single Molecule Sequencing and Sequencing-by-Synthesis intellectual property. Third, on October 22, 2010, we filed an amended complaint against Pacific Biosciences naming Illumina, Inc. and Life Technologies Corporation as additional defendants. The amended lawsuit alleges that the defendants willfully infringe our patents in suit by using their respective technologies, sequencing systems and products which we allege are within the scope of one or more claims of our patents in suit. On May 8, 2012, we entered into a confidential settlement agreement with Pacific Biosciences, pursuant to which the litigation between us and Pacific Biosciences was dismissed. In addition, during the second quarter of 2012, we dismissed our claims against Life Technologies Corporation.  Following the settlement with Pacific Biosciences and dismissal of our lawsuit against Life Technologies Corporation, the Patent

Litigation against Illumina, Inc. remains ongoing. With only Illumina, Inc. remaining as the sole defendant in the Patent Litigation and focus of the Patent Litigation being limited to the ‘109 patent, we are not certain whether the proceeds generated by the Patent Litigation against Illumina, if it is successful, will be substantial. There is no assurance that we will be successful in the Patent Litigation against Illumina, and even in the event of a favorable outcome in the Patent Litigation against Illumina, there can be no assurance that there will be any proceeds remaining for common shareholders, as a result of various arrangements in place with professional service providers, bridge lenders (including the Risk Premium Agreement, as defined below, with the bridge lenders), licensors and others.

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

As an inducement for Atlas Venture and Flagship Ventures (the “Purchasers”) to enter into the Bridge Debt Financing, we entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the “Risk Premium Agreement”). Under the terms of the Risk Premium Agreement, we have agreed to pay the Purchasers the following portions of the consideration we receive (the “Payment Consideration”) in Liquidity Transactions, as defined in Note 7 of the Notes to Consolidated Financial Statements: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, “Risk Premium Payments”). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts we use to first satisfy specified existing obligations, including obligations under the professional contingency arrangements (including the contingency fee arrangement between us and Outside IP Litigation Counsel relating to the Cause of Action) and obligations that may arise under existing technology license agreements (the “Existing IP Licensing Agreements”) between us and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology (as previously disclosed by us, under the Existing IP Licensing Agreements, we are obligated to pay license fees in connection with the licensing, sublicensing, legal settlements or sales of specified intellectual property or services provided to third parties ranging from a single digit percentage up to one-half of the income from those activities). For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by us of any payments from third parties relating to our intellectual property portfolio of the Company, including payments received as a license or other settlement in patent infringement litigation brought by us (“IP Licensing Events”); (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by us of all or substantially all of our assets or intellectual property. We are currently in discussions with the Purchasers regarding a modification of the Risk Premium Agreement which is expected to enabled the Purchasers to waive their rights to a current payout of amounts due under the Risk Premium Agreement on a transaction by transaction basis and convert their payout right to a demand payment right with interest accruing at 10% per annum beginning on the date of the modification referred to herein.  The purpose of this modification is to allow us to use the Risk Premium portion of the proceeds from associated transactions for which the Purchasers have waived current rights to support its ongoing operations.  The Purchasers have provided us with verbal assurances that they are willing to enter into this modification and will not require current payment of amounts due under the existing Risk Premium Agreement prior to the execution of this modification.

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

On March 21, 2012, we received an attorney demand letter from a major customer alleging that Helicos is in breach of the customer’s system and reagent kit supply agreements in connection with the sale of multiple Helicos Systems and reagent kits that were sold and installed prior to December 31, 2009. See Part II, Item 1, Legal Proceedings, for further information regarding the attorney demand letter. We responded to the demand letter on June 26, 2012 asserting that we have met our obligations under the supply agreements and have no further obligations pursuant thereto, other than to supply reagent kits upon request.  We have not received any response from the customer.

Our future capital requirements will depend on many factors and we may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from any adjustments to our existing long-term strategy. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations and/or seek bankruptcy protection. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity or deficit. As of June 30, 2012 and August 9, 2012, we had $446,000 and $2.1 million, respectively, in cash and cash equivalents. We will, on a month-to-month basis during 2012, require significant additional capital to continue our operations. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, our current financial resources raise substantial doubt about our ability to continue as a going concern.

We were incorporated in Delaware in May 2003 under the name RareEvent Medical Corporation, renamed Newco LS6, Inc. in September 2003 and ultimately renamed Helicos BioSciences Corporation in November 2003. Our activities to date have consisted primarily of conducting research and development. Accordingly, we are considered to be in the development stage at June 30, 2012, as defined by the Financial Accounting Standards Board (“FASB”). Our fiscal year ends on December 31, and we operate as one reportable segment. Our corporate offices are located at One Kendall Square, Building 200, Cambridge, Massachusetts 02139.

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

Out of Period Adjustment

During the quarter ended June 30, 2012 we determined that an invoice in the amount of $239,000 related to legal expenses in the first quarter was not properly accrued at the quarter ended March 31, 2012. We accrued the amount in the period ended June 30, 2012. We have determined this out of period adjustment to be immaterial to both the quarter ended March 31, 2012 and the quarter ended June 30, 2012. The adjustment does not impact the year to date financials included in this Form 10-Q.

Overview of Results of Operations

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2012

Revenues.     Revenues during the three and six months ended June 30, 2011 and 2012 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2012	Change	%	2011	2012	Change	%

Product revenue	$109	$159	$50	46%	$338	$280	$(58)	-17%
Service revenue	273	175	(98)	-36%	644	378	(266)	-41%
Grant revenue	427	243	(184)	-43%	1,009	470	(539)	-53%
Total revenue	$809	$577	$(232)	-29%	$1,991	$1,128	$(863)	-43%

Product revenue.     We recognized $109,000 and $338,000 of product revenue during the three and six months ended June 30, 2011, respectively, and $159,000 and $280,000 of product revenue during the three and six months ended June 30, 2012, respectively. The $50,000 increase in product revenue for the three months period ending June 30, 2012 compared to the three month period ending June 30, 2011 is primarily due to the sale of product parts for use in a Heliscope that occurred in the three month period ending June 30, 2012.  The $58,000 decrease in product revenue for the six months period ending June 30, 2012 compared to the six month period ending June 30, 2011 is primarily due to the lower number of Helicos Systems operating in the field during this period in 2012 than 2011. Product revenue recognized during the three and six months ended June 30, 2011 and 2012 consists primarily of revenue from the sale of proprietary reagents and product parts to customers. As of December 31, 2011 and June 30, 2012, we had $8.0 million and $7.9 million in deferred revenue which primarily relates to six Helicos Systems for which all revenue recognition criteria have not been met. All cash receipts related to the amounts recorded in deferred revenue have been received, and future recognition of deferred revenue will not result in any further cash receipts. The $0.9 million costs for these deferred products is recorded in inventory. On March 21, 2012, we received an attorney demand letter from one of our major customers relating to certain product shipments reflected in deferred revenue. See Part II, Item 1, Legal Proceedings, for further information regarding the attorney demand letter

Service revenue.     We recognized $273,000 and $644,000 of service revenue during the three and six months ended June 30, 2011, respectively, and $175,000 and $378,000 of service revenue during the three and six months ended June 30, 2012, respectively. The decrease in service revenue for both the three and six month periods ending June 30, 2012 is related to a partial facility shutdown that occurred in the first quarter of 2012 during which time we moved into smaller lab space.  Service revenue is related primarily to DNA and RNA sequencing services.

Grant revenue.     We recognized $427,000 and $1.0 million of grant revenue during the three and six months ended June 30, 2011, respectively, and $243,000 and $470,000 of grant revenue during the three and six months ended June 30, 2012, respectively. The decrease in grant revenue for both the three and six month periods ending June 30, 2012 is due to the lower number and dollar value of grants we have in 2012 compared to the same periods in 2011 as well as a reduction in the resources employed by Helicos that provide research services in support of grant objectives. Grant revenue recognized during the three and six months ended June 30, 2011 and 2012 relates to the reimbursement of expenses in connection with our government research grants.

Cost of product revenue.    Cost of product revenue during the three and six months ended June 30, 2011 and 2012 were as follows:

	Three months ended				Six months ended
	June 30,				June 30,
($ in thousands)	2011	2012	Change	%	2011	2012	Change	%

Cost of product revenue	$33	$20	$(13)	-39%	$131	$35	$(96)	-73%

We recorded $33,000 and $131,000 as cost of product revenue during the three and six months ended June 30, 2011, respectively and we recorded $20,000 and $35,000 as cost of product revenue during the three and six months ended June 30, 2012, respectively. Cost of product revenue consists of costs associated with the sale of proprietary reagents. Cost of product revenue does not include costs of fully expensed product costs sold in the three month period ending June 30, 2012.

Research and development expenses.    Research and development expenses during the three and six months ended June 30, 2011 and 2012 were as follows:

	Three months ended				Six months ended
	June 30,				June 30,
($ in thousands)	2011	2012	Change	%	2011	2012	Change	%

Research and development	$982	$353	$(629)	-64%	$2,135	$682	$(1,453)	-68%

Research and development expenses decreased by $629,000, or 64%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. Research and development expenses decreased by $1.5 million, or 68%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. The significant decreases in research and development expenses for both the three month and six month periods ended June 30, 2012 is primarily due to a reduction in research and development personnel and research and development support costs in 2012 from 2011. Costs associated with service and grant revenue are included in research and development expenses.

Selling, general and administrative expenses.    Selling, general and administrative expenses during the three and six months ended June 30, 2011 and 2012 were as follows:

	Three months ended				Six months ended
	June 30,				June 30,
($ in thousands)	2011	2012	Change	%	2011	2012	Change	%

Selling,general and administrative	$1,410	$1,212	$(198)	-14%	$2,392	$2,282	$(110)	-5%

Selling, general and administrative expenses decreased by $198,000, or 14%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. In comparing the six months ended June 30, 2011 to the six months ended June 30, 2012, selling, general and administrative expenses decreased by $110,000, or 5%. The decreases in selling, general and administrative expenses in both the three and six month periods ended June 30, 2012 is primarily due to the reduction of personnel and related support costs in 2012 from 2011.

Interest expense.     Interest expense for the three and six months ended June 30, 2011 and 2012 was as follows:

	Three months ended				Six months ended
	June 30,				June 30,
($ in thousands)	2011	2012	Change	%	2011	2012	Change	%

Interest expense	$196	$84	$(112)	-57%	$393	$164	$(229)	-58%

Interest expense in the three and six months ended June 30, 2011 and June 30, 2012 included interest on the senior debt facility and Bridge Debt Financing. The primary decrease in interest expense for the three and six month periods ending June 30, 2012 is related a reduction of the outstanding senior debt balance from $2.5 million at June 30, 2011 to $0 at June 30, 2012.

Change in fair value of warrant liability.     Change in fair value of warrant liability for the three and six months ended June 30, 2011 and 2012 was as follows:

	Three months ended				Six months ended
	June 30,				June 30,
($ in thousands)	2011	2012	Change	%	2011	2012	Change	%

Change in fair value of warrant liability	$41	$—	$(41)	-100%	$(15)	$(24)	$(9)	60%

In connection with the September and December 2009 equity offerings, we issued warrants to purchase an aggregate of 6,482,509 shares of common stock. As of June 30, 2012, 681,884 of these warrants remained unexercised. The fair value of the warrants is recorded in the liability section of the balance sheet and at June 30, 2011 and 2012 was estimated at $43,000 and $49,000, respectively. The fair value of the warrant liability will be determined at the end of each reporting period with the resulting gains and losses recorded as the change in fair value of warrant liability on the statement of operations. For the three month period ending June 30, 2012 there was no change in the fair value of the warrant liability.  During the six month period ended June 30, 2012, we realized a loss of $24,000, due to the change in the fair value of the warrant liability. This loss is principally a result of the increase of our stock price between December 31, 2011 and June 30, 2012. During the three month and six month periods ended June 30, 2012 there were no exercises of warrants. For the six months ended June 30, 2011, warrants for 1,263,215 shares of common stock were exercised.  Future changes in the fair value of the warrant liability will be due primarily to fluctuations in the value of our common stock and potential exercises of the remaining warrants outstanding.

Other income.    Other income for the three and six months ended June 30, 2011 and 2012 was as follows:

	Three months ended				Six months ended
	June 30,				June 30,
($ in thousands)	2011	2012	Change	%	2011	2012	Change	%

Other income	$—	$633	$633	100%	$900	$678	$(222)	-25%

Other income of $900,000 in the six months ended June 30, 2011 included $251,000 received from the federal government related to the Therapeutic Discovery Tax Credit pursuant to grants received under the Patient Protection and Affordable Care Act of 2010 and $649,000 received pursuant to a business interruption insurance claim we made in 2010. We will not receive any additional funds related to the Therapeutic Discovery Tax Credit or the business interruption insurance claim. Both the Therapeutic Discovery Tax Credit and the business interruption insurance claim were received in the first quarter of 2011. Other income of $678,000 in the six months ended June 30, 2012 includes $66,000 in proceeds from the sale of prototype equipment previously expensed as research and development expense, $520,000 related to the purchase agreement with Sequenom and $92,000 from the settlement agreement with Pacific Biosciences. Other income amounts related to Sequenom and Pacific Biosciences are net of the amounts due to our lenders, ligation counsel and licensors.

Liquidity and Capital Resources

We have incurred losses since our inception in May 2003 and, as of June 30, 2012, we have an accumulated deficit of $193.6 million. We have financed our operations to date principally through the sale of common stock and preferred stock, including our IPO, two private placements of common stock and warrants, an underwritten offering of common stock and warrants, debt financings and interest earned on investments and revenue. Through June 30, 2012, we have received net proceeds of $80.3 million through the issuance of common stock, including our IPO, private placements and an underwritten offering of common stock and warrants, $66.4 million from the issuance of preferred stock, $2.4 million in bridge debt financing, $20.3 million in debt financing from lenders for working capital, capital expenditures and general corporate purposes and $13.3 million of revenue. Working capital deficit as of December 31, 2011 was $(11.0) million, consisting of $2.5 million in current assets and $13.5 million in current liabilities. Working capital deficit as of June 30, 2012 was $(12.2) million, consisting of $2.6 million in current assets and $14.8 million in current liabilities. Our cash and cash equivalents are held in interest-bearing cash accounts. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily to achieve liquidity and capital preservation.

The following table summarizes our net decrease in cash and cash equivalents for the six months ended June 30, 2011 and 2012:

	Six months ended June 30,
($ in thousands)	2011	2012

Net cash (used in) provided by:
Operating activities	$(407)	$134
Investing activities	—	—
Financing activities	(472)	(687)
Net decrease in cash and cash equivalents	$(879)	$(553)

Cash and cash equivalents decreased $553,000 for the six months ended June 30, 2012 compared to a decrease of $879,000 in the six months ended June 30, 2011. This $326,000 change is primarily due to the $0.8 million decrease in net loss from the six months ended June 30, 2011 to the six months ended June 30, 2012, offset by a reduction of $0.6 million in debt costs due to the payoff of the GE Notes in January 2012.

Net cash used by operating activities was $407,000 for the six months ended June 30, 2011 compared to net cash provided by operating activities of $134,000 for the six months ended June 30, 2012.  The $541,000 increase was primarily due to a decrease in the net loss of $0.8 million, and a net decrease of $548,000 in the adjustments to reconcile the net loss to cash, offset by $295,000 in net changes in operating assets and liabilities.

Net cash used in financing activities increased $215,000 from the six months ended June 30, 2011 to the six months ended June 30, 2012 due to the retirement of the debt associated with the GE Notes in January 2012, offset by the proceeds of $375,000 from the uncommitted portion of the Bridge Debt Financing.

     Operating capital and capital expenditure requirements

Since our inception, we have incurred losses and have not generated positive cash flows from operations. We expect our losses to continue for a considerable period of time. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and equity or deficit. As of June 30, 2012 and August 9, 2012, we had $446,000 and $2.1 million, respectively, in cash and cash equivalents. We will, during 2012, require significant additional capital to continue our operations. As of the date of this filing, all amounts available under the $2,375,000 Bridge Debt Financing have been drawn in its entirety. Of this amount, $2,000,000 plus accrued interest is payable upon demand of the Purchasers on or after December 31, 2012 and $375,000 plus accrued interest matured on July 31, 2012. At maturity these notes converted into demand notes. As of the date of this filing, the Purchasers have not made demand.  We will require additional funding from sources that have not yet been identified, but there can be no assurance that any such funding or other sources of funding will be available to us on reasonable terms, if at all. Existing funding is not sufficient to fund operations and related litigation expenses through the current planned September 2012 trial date and ultimate resolution of the pending litigation with Illumina, Inc. (the “Patent Litigation”). We have discussed the possibility of additional short-term financing to support Helicos’ continued operations with the Purchasers. Helicos and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that Helicos can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet Helicos’ needs. If we are unable to execute our operations according to our plans and obtain additional financing, we will be forced to cease operations and/or seek bankruptcy protection. Because our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this report, our current financial resources raise substantial doubt about our ability to continue as a going concern.

Our future capital requirements will depend on many factors and we will require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations and/or seek bankruptcy protection. If we are required to seek protection from our creditors through a bankruptcy filing, it is likely that there would be little or no assets available for payment or distribution to our stockholders, and that our stockholders will lose their entire investment in us. In addition, if we are unable to obtain sufficient funding we may seek to sell, license or otherwise dispose of a portion of our assets in order to raise funding, or pursue the sale of all or substantially all our assets or a sale of the Company. We believe it is unlikely that stockholders would receive any value from any such transaction. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustment that might be necessary should we be unable to continue as a going concern.

Failure to satisfy our capital requirements or any delay in doing so would have a material negative impact on our ability to continue as a going concern.

Through August 9, 2012, we received cumulative sales orders for ten Helicos Systems, the last unit we sold was in May 2010. From our inception to date, we recognized revenue on three of the ten sales orders. We have shipped six units that have not met our revenue recognition criteria and one sales order unit was returned. A system that was installed at The Broad Institute, Inc. on a no-cost basis was returned to us in March 2011. In addition, we had one Helicos System at a leading academic institution for scientific and commercial evaluation which was returned to us in March 2011.

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

Notwithstanding recent workforce reductions and despite our previous workforce reductions, restructurings, expense saving measures, and the Bridge Debt Financing, we do not have sufficient funds to operate our business. We continue to require significant additional capital on a month-to-month basis in order to continue our operations beyond the $2,375,000 outstanding under the Bridge Debt Financing facility. Of this amount $2,000,000 plus accrued interest is payable upon the demand of the Purchasers on or after December 31, 2012 and $375,000 plus accrued interest matured on July 31, 2012. At maturity these notes converted into demand notes.  As of the date of this filing the Purchasers have not made demand. If the Purchasers made a demand for payment, it is unlikely that we Company could repay these loans. No further commitments beyond the current outstanding notes have been made under the Bridge Debt Financing facility. We will require additional funding from sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. We had discussed the possibility of additional short-term financing to support Helicos’ continued operations with the Purchasers. The Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding (including other asset sales) or that we can obtain any additional financing on terms favorable to us or in amounts sufficient to meet our needs. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due. Workforce reductions, as well as curtailed financial resources, will further impact our ability to implement our business priorities. In addition, these constraints have caused us to significantly scale back service support and reagent supply to its current installed base. We have also significantly curtailed collaborative activities with other parties. Despite these measures, there cannot be any assurance that we will have sufficient resources to operate our business.

Contractual Obligations

A summary of our contractual obligations is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to our contractual obligations previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 other then the repayment of the Loan Agreement of $1.1 million in January 2012 and the drawdown of $375,000 in Bridge Debt Financing which had a maturity date (as extended) of July 31, 2012. At maturity these notes converted into demand notes.  As of the date of this filing the Purchasers have not made demand.

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

We entered the fourth quarter of 2010 without any prospects of securing long-term financing from outside investors. An independent committee (the “Independent Committee”) of our Board evaluated the alternatives available to us and concluded that the bridge financing led by certain inside investors was in the best interests of our stakeholders in view of our current financial and operating condition, and would best position us to continue operations for the remainder of 2010 and into 2011. The Independent Committee met multiple times to consider the alternatives and reached the conclusion that the bridge financing was the best alternative for generating value for stakeholders. As a result, we entered into a Subordinated Secured Note Purchase Agreement (the “Note Purchase Agreement”) with investment funds affiliated the Purchasers, pursuant to which we entered into the Bridge Debt Financing and have agreed to sell to the Purchasers, and the Purchasers have agreed to purchase, up to an aggregate of $4,000,000 of convertible promissory notes (the “Notes”). As of June 30, 2012, an aggregate principal amount of $2,375,000 is outstanding under the Bridge Financing Facility. There is no assurance that the remaining $1,625,000 portion of the Bridge Debt Financing will be available. We continue to require significant additional capital on a month-to-month basis in order to continue our operations beyond the $2,375,000 in Bridge Debt Financing of which $2,000,000 is due on demand on or after December 31, 2012 and $375,000 that was advanced on a short term basis matured on July 31, 2012. At maturity these notes converted into demand notes. As of the date of this filing the Purchasers have not made demand. No further commitments beyond the current outstanding notes have been made under the Bridge Debt Financing facility. We will require additional funding from sources that have not yet been identified, but there can be no assurance that any such funding will be available on reasonable terms, if at all. We have discussed the possibility of additional short-term financing to support our continued operations with the Purchasers. The Company and Purchasers have not yet agreed on such financing and there can be no guarantee that we will obtain such financing or any other sources of funding or that we can obtain any additional financing on terms favorable to Helicos or in amounts sufficient to meet our needs.

The Notes will accrue interest at a rate of 10% per annum plus a risk premium as described below. The outstanding principal and any unpaid accrued interest on all of the Notes shall be due and payable in full (i) upon demand by the Purchasers, which demand of the $2,000,000 portion shall be no earlier than December 31, 2012 (the $375,000 portion of these Notes converted to a demand note at maturity on July 31, 2012), (ii) upon our receiving at least $10,000,000 in proceeds from a subsequent equity financing, (iii) upon a change of control of the Company or (iv) upon an event of default. A Purchaser may elect to convert principal and interest outstanding under any of the Notes upon the closing of any future round of equity or debt financing of the Company into shares, and at the per share price, of the securities issued at such financing. Simultaneous with execution of the Note Purchase Agreement, we and the requisite parties entered into an Amendment to the Amended and Restated Investor Rights Agreement, dated as of March 1, 2006, by and among us and the parties specified therein, including the Purchasers, pursuant to which the Purchasers will be entitled to demand and piggyback registration rights consistent with the terms of the Purchasers’ existing registration rights for any securities issued upon conversion of the Notes.

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

As an inducement for the Purchasers to enter into the Bridge Debt Financing, we entered into a Risk Premium Payment Agreement, dated as of November 16, 2010, with the Purchasers (the “Risk Premium Agreement”) (see Note 7 of the Notes to the Consolidated Financial Statements). Under the terms of the Risk Premium Agreement, we have agreed to pay the Purchasers the following portions of the consideration we receive (the “Payment Consideration”) in Liquidity Transactions, as defined below: (i) until the aggregate Payment Consideration equals $10 million, 60% of the Payment Consideration; (ii) for aggregate Payment Consideration from $10 million to $20 million, 50% of the Payment Consideration; (iii) for aggregate Payment Consideration from $20 million to $30 million, 40% of the Payment Consideration; (iv) for aggregate Payment Consideration from $30 million to $40 million, 30% of the Payment Consideration; and (v) for aggregate Payment Consideration in excess of $40 million, 10% of the Payment Consideration (any such payments, “Risk Premium Payments”). For purposes of determining amounts payable under the Risk Premium Agreement, the Payment Consideration will not include amounts we use to first satisfy specified existing obligations, including obligations under the professional contingency arrangements (including the contingency fee arrangement between us and Outside IP Litigation Counsel relating to the Cause of Action) and obligations that may arise under existing technology license agreements (the “Existing IP Licensing Agreements”) between us and each of Arizona Technology Enterprises, Roche Diagnostics GMBH and Roche Diagnostics Corporation, and California Institute of Technology (as previously disclosed by us, under the Existing IP Licensing Agreements, we are obligated to pay license fees in connection with the licensing, sublicensing, legal settlements or sales of specified intellectual property or services provided to third parties ranging from a single digit percentage up to one-half of the income from those activities). For purposes of the Risk Premium Agreement and subject to various provisions therein, the following shall constitute Liquidity Transactions: (A) the receipt by us of any payments from third parties relating to the intellectual property portfolio of the Company, including payments received as a license or other settlement in patent infringement litigation brought by us ; (B) a merger of the Company in which there is a change of control; and (C) the sale or exclusive license by us of all or substantially all of our assets or intellectual property. We are currently in discussions with the Purchasers regarding a modification of the Risk Premium Agreement which is expected to enabled the Purchasers to waive their rights to a current payout of amounts due under the Risk Premium Agreement on a transaction by transaction basis and convert their payout right to a demand payment right with interest accruing at 10% per annum beginning on the date of the modification referred to herein.  The purpose of this modification is to allow us to use the Risk Premium portion of the proceeds from associated transactions for which the Purchasers have waived current rights to support its ongoing operations.  The Purchasers have provided us with verbal assurances that they are willing to enter into this modification and will not require current payment of amounts due under the existing Risk Premium Agreement prior to the execution of this modification.

We issued $200,000 notes on January 13, 2012 (the “January 2012 Notes”) to the Purchasers pursuant to the Note Purchase Agreement. The January 2012 Notes were initially issued with a 12-day maturity in anticipation of closing a larger financing, which did not occur. The Notes accrue interest at a rate of 10% per annum. The outstanding principal and any unpaid accrued interest on the Notes is due and payable on the earlier of (i) the Purchasers jointly demanding in writing the payment of the outstanding amounts at any time on or after the Maturity Date or (ii) the occurrence of an event of default. Our obligations under the Notes are secured by a security interest on all of our assets, including its intellectual property, that, with regard to all of our assets other than the Cause of Action and is junior to the security interest of our outside legal counsel that is representing us in the Cause of Action. We used the proceeds from the issuance of the January 2012 Notes along with available cash to repay all amounts outstanding under the Loan Agreement. On February 22, 2012, we entered into a letter agreement amending the January 2012 Notes to extend the maturity date to March 31, 2012. On March 29, 2012, we issued $175,000 of additional notes (the “March 2012 Notes”) to the Purchasers pursuant to the Note Purchase Agreement, with a maturity date of May 15, 2012 and terms consistent with the previously issued notes. In addition, we entered into letter agreement amending certain secured promissory notes in the aggregate original principal value of $200,000 issued by Helicos to the Purchasers in January 2012. The March 29, 2012 letter agreement further extended the maturity date of the January 2012 Notes to May 15, 2012. On May 11, 2012 we extended the January 2012 Notes and the March 2012 Notes to July 31, 2012. The total original principal amount of the certain secured promissory notes issued by Helicos since the beginning of calendar 2012 is $375,000 and had a maturity date as extended of July 31, 2012 (the “Maturity Date”). At maturity these notes converted into demand notes.  As of the date of this filing the Purchasers have not made demand.

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

OFF-BALANCE SHEET ARRANGEMENTS

During the six month periods ended June 30, 2011 and 2012, we did not have any special purpose entities or engage in any off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual report on Form 10-K for the fiscal year ended December 31, 2011 our critical accounting policies and estimates upon which our financial status depends were identified as those relating to inventory; revenue recognition; impairment of long-lived assets; allowance for doubtful accounts; stock-based compensation; and fair value of financial instruments.  We reviewed our policies and determined that those policies remain our critical accounting policies for the six months ended June 30, 2012. We did not make any changes in those policies during the six months ended June 30, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 27, 2011, Pacific Biosciences submitted requests to the United States Patent and Trademark Office (the “Patent Office”) for inter parties reexamination of the ‘687 Patent, the ‘560 Patent, the ‘596 Patent and the ‘400 Patent and are seeking a determination that one or more of the claims of those patents are invalid. The Patent Office granted the requests for reexamination of the ‘400 Patent and the ‘596 Patent on March 10, 2011, the request for reexamination of the ‘560 Patent on March 31, 2011, and the request for reexamination of the ‘687 Patent on April 13, 2011, and issued office actions rejecting all claims of the patents. The Patent Office issued Actions Closing Prosecution and Right of Appeal Notices maintaining the rejections of the claims in the reexamination proceedings for the ‘560 Patent, the ‘687 Patent, the ‘596 Patent, and the ‘400 Patent. We have filed Notices of Appeal against all of the rejections of the claims to the Patent Trial and Appeal Board at the Patent Office.  We are currently evaluating our ongoing strategy and approach to these appeals.  With respect to the ‘596 patent, we have elected not to file an appeal brief in connection with the ongoing appeal process.  As a result of our determination to not file an appeal brief on the ‘596 patent, we expect that the Patent Office will soon cancel the ‘596 patent claims that were being appealed.

On February 15, 2011, we and Illumina filed a Stipulated Order of Dismissal Between Helicos Biosciences Corporation and Illumina, Inc. as to the ‘560 Patent, pursuant to which our claims against Illumina for infringement of the ‘560 Patent would be dismissed with prejudice, and Illumina’s counterclaims regarding the ‘560 Patent would be dismissed without prejudice.

On May 8, 2012, we entered into a confidential settlement agreement with Pacific Biosciences, pursuant to which the litigation between us and Pacific Biosciences was dismissed. The settlement gives Pacific Biosciences freedom-to-operate from our patents within a limited field of use covering Pacific Biosciences’ current products.  The limited license granted by us in connection with this settlement is non-exclusive and non-sublicensable.  In addition to paying an undisclosed financial settlement, Pacific Biosciences agreed to refrain from challenging the validity, enforceability, or patentability of any of our patents, which includes halting its efforts in the inter partes reexamination of the patents in suit with the United States Patent Trademark Office.

On June 14, 2012, we entered into a Covenant Not to Sue with Illumina, and subsequently filed a Stipulated Order of Dismissal as to the ‘687 Patent, pursuant to which our claims against Illumina for infringement of the ‘687 Patent were dismissed with prejudice and Illumina’s counterclaims regarding the ‘687 Patent were dismissed without prejudice.

On June 28, 2012, we entered into an Agreement, Release and Covenant Not to Sue with Life Technologies, effective June 27, 2012, and filed a Stipulated Order of Dismissal, pursuant to which our claims against Life Technologies were dismissed with prejudice and Life Technologies’s counterclaims were dismissed without prejudice.

As a result of the foregoing dismissals, Illumina is the only remaining defendant in this matter, and the ‘109 Patent is the only remaining patent.

We have filed a motion for summary judgment seeking a judgment that Illumina has infringed the ‘109 Patent.  Illumina has filed motions for summary judgment seeking judgments that it has not infringed the ‘109 Patent and that the ‘109 Patent is invalid.  On June 29, 2012, the court heard oral argument regarding the parties’ claim construction positions and pending motions for summary judgment.  The court took the parties’ positions under advisement and has not yet issued any rulings on claim construction or summary judgment.

The Court conducted a scheduling conference on February 9, 2011 and set a trial date of September 10, 2012 relating to the ongoing litigation with Illumina. .

ITEM 1.  Legal Proceedings (continued)

On March 21, 2012, we received an attorney demand letter from one of our major customers alleging that Helicos is in breach of the customer’s system and reagent kit supply agreements in connection with the sale of multiple Helicos Systems and reagent kits that were sold and installed prior to December 31, 2009. The demand letter alleges breach of warranty and that the systems did not conform to Helicos’ specifications and were defective in material and workmanship. In addition, the demand letter alleges that Helicos did not provide the requisite level of customer support in connection with the system service and maintenance requirements set forth in the system supply agreement. The demand letter states that, if the parties are unable to reach an amicable settlement, the customer will terminate the supply agreements and request that Helicos refund approximately $5.0 million. We responded to the demand letter on June 26, 2012 asserting that we have met our obligations under the supply agreements and have no further obligations pursuant thereto, other than to supply reagent kits upon request.  We have not received any response from the customer. We have deferred all revenue related to this arrangement.

ITEM 1A.  RISK FACTORS

The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company’s future results to differ materially from those projected in any forward-looking statements.  In addition to the factors set forth below, you should review the factors disclosed in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A.

We will require additional funding in order to continue to operate our business and pursue our intellectual property monetization strategy.  If we are unable to secure such funding, we may be forced to seek bankruptcy protection.

Our business will require additional financial investment that we have not yet secured and we will need to continue to raise additional capital on a month-to-month basis in order to sustain our business and to pursue our intellectual property monetization strategy.  Notwithstanding our workforce reductions, restructurings, expense saving measures, the Bridge Debt Financing and our sales and licenses of intellectual property, we do not have sufficient funds to pursue our business priorities. We continue to require significant additional capital on a month-to-month basis in order to continue our operations.  There can be no guarantee that we will obtain any additional financing on terms favorable to the Company or in amounts sufficient to meet our needs. As a result, we are no longer able to remain current in making payments to trade vendors and other unsecured creditors when such payments are due.  In addition to seeking funding the Company is actively exploring a variety of strategic transactions, including the sale, license or other disposition of a portion of its assets in order to raise funding, or the potential sale of all or substantially all its assets or a sale of the Company. The Company believes it is unlikely that stockholders would receive any value from any such transaction.

We do not know whether the additional capital that we will require will be available when and as needed, on favorable terms or if at all, or that our actual cash requirements will not be greater than anticipated. If we are not able to secure additional funding prior to the time that we run out of cash or the purchasers under the outstanding notes demand payment, we may be forced to declare bankruptcy. If we file for bankruptcy protection, we expect that our current stockholders will receive or no recovery and we may be forced to liquidate.

ITEM 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Upon the termination of employees during the quarter ended June 30, 2012, unvested restricted shares were forfeited. The following table provides information about our forfeited restricted shares for the three months ended June 30, 2012:

Period	Total Number of Shares Forfeited
April 1 to 30, 2012	—
May 1 to 31, 2012	—
June 1 to 30, 2012	62,500

Total	62,500

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

HELICOS BIOSCIENCES CORPORATION

Dated: August 14, 2012	By:	/s/ IVAN TRIFUNOVICH
	Name:	Ivan Trifunovich
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2012	By:	/s/ JEFFREY R. MOORE
	Name:	Jeffrey R. Moore
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Registrant's Annual Report on Form 10-Q for the fiscal period ended June 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended June 30, 2011, and 2012 and the cumulative period from May 9, 2003 (date of inception) through June 30, 2012 (ii) the Consolidated Balance Sheets at December 31, 2011 and June 30, 2012,(iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and 2012 and the cumulative period from May 9, 2003 (date of inception) through June 30, 2012, and (v) the Notes to the Consolidated Financial Statements.